Form 10-Q
period 2010-11-30
Rainbow Coral Corp.
filed 2011-01-12
CIK 1499790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2010

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE TRANSITION PERIOD FROM _________ TO _________

    COMMISSION FILE NUMBER: 333-169554

                              RAINBOW CORAL CORP.
                              -------------------
             (Exact name of registrant as specified in its charter)

            Florida                                        27-3247562
            -------                                        ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                                 Louis Foxwell
                                291 LaCosta Rd.
                               Nokomis, FL 34275
                                  941-480-1230
                               -----------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 9,000,000 shares of common stock are issued and outstanding as of November 30, 2010.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets. ...................................................   4

         Statements of Operations. .........................................   5

         Statements of Stockholders' Equity. ...............................   6

         Statements of Cash Flows. .........................................   7

         Notes to Financial Statements (unaudited). ........................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations. ............................................  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. .......  11

Item 4T. Controls and Procedures. ..........................................  12

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings. ................................................  14

Item 1A. Risk Factors. .....................................................  14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds. ......  14

Item 3.  Defaults Upon Senior Securities. ..................................  14

Item 4.  Submission of Matters to a Vote of Security Holders. ..............  14

Item 5.  Other Information. ................................................  14

Item 6.  Exhibits. .........................................................  14

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended Appril 30, 2010. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                          OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to Rainbow Coral Corp. a Florida corporation.

                              Rainbow Coral Corp.
                         (A Development Stage Company)
                                 Balance Sheet

                                     ASSETS
                                     ------
                                                               As of
                                                    ---------------------------
                                                    November 30,    August 31,
                                                        2010           2010
                                                    (unaudited)     (audited)
                                                    ------------   ------------

CURRENT ASSETS
  Cash and cash equivalents ......................  $      5,616   $      8,912
                                                    ============   ------------
    Total current assets .........................         5,616          8,912
                                                    ------------   ------------

                                                    ------------   ------------
  TOTAL ASSETS ...................................  $      5,616   $      8,912
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable & Accrued liabilities .........  $        750   $      2,000
                                                    ------------   ------------
    Total liabilities ............................           750          2,000
                                                    ============   ============

STOCKHOLDERS' EQUITY
  Capital Stock (Note 4)
   Authorized:
    100,000,000 common shares, $0.0001 par value
    Issued and outstanding shares ................  $        900   $        900
  Additional paid-in capital .....................         8,100          8,100
  Deficit accumulated during the development stage        (4,134)        (2,088)
                                                    ------------   ------------
  Total Stockholders' Equity .....................         4,866          6,912
                                                    ------------   ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....         5,616   $      8,912
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                              Rainbow Coral Corp.
                         (A Development Stage Company)
                            Statement of Operations
               For the period August 13, 2010 to August 31, 2010

                                               Three Months    For the Period
                                                  Ended        from Inception
                                               November 30,    August 13, 2010
                                                   2010              to
                                               (Unaudited)    November 30, 2010
                                               ------------   -----------------

REVENUES ..................................    $         --   $              --
                                               ------------   -----------------

EXPENSES
  General & Administrative ................             796                 884
  Professional Fees .......................    $      1,250   $           3,250
                                               ------------   -----------------


Loss Before Income Taxes ..................    $     (2,046)  $          (4,134)
                                               ------------   -----------------

Provision for Income Taxes ................              --                  --
                                               ------------   -----------------


Net Loss ..................................    $     (2,046)  $          (4,134)
                                               ============   =================

PER SHARE DATA:

  Basic and diluted loss per common share .    $         --   $              --
                                               ============   =================

  Basic and diluted weighted Average Common
   shares outstanding .....................       9,000,000           9,000,000
                                               ============   =================

   The accompanying notes are an integral part of these financial statements.

                                       Rainbow Coral Corp.
                                  (A Development Stage Company)
                         Statement of Stockholders' Equity (Deficiency)
                                                                           Deficit
                                                                         Accumulated
                                           Common Stock      Additional    During the
                                         ------------------   Paid-in     Development
                                           Shares    Amount   Capital        Stage        Total
                                         ----------  ------  ----------  ------------   ---------
Inception - August 13, 2010 ...........          --  $   --  $       --  $         --   $      --

  Common shares issued to Founder for
   cash at $0.001 per share (par value
   $0.0001) on August 31, 2010 ........   9,000,000     900       8,100            --       9,000

  Loss for the period from inception on
   August 13, 2010 to August 31, 2010            --      --          --        (2,088)     (2,088)
                                         ----------  ------  ----------  ------------   ---------

Balance - August 31, 2010 .............   9,000,000     900       8,100        (2,088)      6,912
                                         ==========  ======  ==========  ============   =========

Loss for the quarter ended
 November 30, 2010 ....................          --  $   --  $       --  $     (2,046)  $  (2,046)
                                         ----------  ------  ----------  ------------   ---------

Balance - November 30, 2010 ...........   9,000,000  $  900  $    8,100  $     (4,134)  $   4,866
                                         ==========  ======  ==========  ============   =========

           The accompanying notes are an integral part of these financial statements.

                                                6

                              Rainbow Coral Corp.
                         (A Development Stage Company)
                             Statement of Cash Flow
               For the period August 13, 2010 to August 31, 2010

                                                Three Months    For the Period
                                                   Ended        from Inception
                                                November 30,    August 13, 2010
                                                    2010              to
                                                (Unaudited)    November 30, 2010
                                                ------------   -----------------

OPERATING ACTIVITIES

  Net Loss ...................................  $     (4,046)  $           4,134
                                                ------------   -----------------

  Changes in Operating Assets and Liabilities:
  Increase (decrease) in accounts payable
   and accrued liabilities ...................           750                 750
                                                ------------   -----------------
  Net cash used in operating activities ......        (3,296)              4,884
                                                ------------   -----------------

FINANCING ACTIVITIES

  Capital Stock ..............................           900                 900
  Paid In Capital ............................         8,100               8,100
                                                ------------   -----------------
  Net cash provided by financing activities            9,000               9,000
                                                ------------   -----------------


INCREASE IN CASH AND CASH EQUIVALENTS ........        (3,296)              5,616

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD ......................................         8,912                  --
                                                ------------   -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...  $      5,615   $           5,616
                                                ============   =================

Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense .........................  $         --   $              --
                                                ============   =================
    Income taxes .............................  $         --   $              --
                                                ============   =================

   The accompanying notes are an integral part of these financial statements.

                              Rainbow Coral Corp.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                              (November 30, 2010)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

We are a development stage company and were incorporated in the State of Florida on August 13, 2010, as a for-profit company, and an established fiscal year end of August 31. We intend to establish a Coral Farm Facility to develop and propagate (or grow) live Coral, independent of the oceans as a future farm reserve against the decline of natural wild reefs. We intend to grow and distribute as many varieties of Hard and Soft sizes as possible of captive-bred Corals that are attractive, to as many consumers as possible who can maintain them in a healthy ecosystems aquarium. We believe that Coral and other marine aquarium livestock should be supplied by Farms or captive breeders, rather than removed from the natural reefs. Nearly every other organism in the pet industry is captive bred. Dogs, Cats, Parrots, etc. are all Farm raised. We believe that Corals be added to that list via the establishment of our Coral Farm.

We intend to actively acquire specific Parent Colonies to maintain and continue to grow in our Farm, and the branches of these colonies are anticipated to be propagated by fragmentation. The fragments or "frags" when properly farmed will grow into Corals that resemble the parent colony. The parent Coral, or brood stock, in our Farm regenerates and produces new frags, making the Coral Farm a self-sustaining and reliable source for Corals. We intend to market over 50 species of Hard and Soft Corals. We intend to acquire these specific genetics that fit within a criteria suitable for commercial application. It is from these genetics that our product line is intended to be derived and ultimately sold to retail stores and consumers.

Rainbow Coral Corp. is in the early stage of developing its business plan. The Company does not have any products, customers and has not generated any revenues. The Company must complete the business plan, develop the product and attract customers before it can start generating revenues.

Through November 30, 2010 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $4,134. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis
----------------

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification ("ASC") 915 "Development Stage Enties", which was previously Statement of Financial Accounting Standards ("SFAS") No. 7.

                              Rainbow Coral Corp.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                              (November 30, 2010)

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such ments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended August 31, 2010 and notes thereto and other pertinent information contained in our Form S-1/A the Company has filed with the Securities and Exchange Commission (the"SEC").

The results of operations for the three-month period ending November 30, 2010 are not necessarily indicative of the results for the full fiscal year ending August 31, 2011.

Cash and Cash Equivalents
-------------------------

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less.

Earnings (Loss) per Share
-------------------------

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common Shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding for any periods reported.

Dividends
---------

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes
------------

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                              Rainbow Coral Corp.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                              (November 30, 2010)

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of November 30, 2010.

Advertising
-----------

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition
----------------------------

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Property
--------

The company does not own any real estate or other properties. The company's office is located 291 LaCosta Rd. Nokomis, FL 34275. Our contact number is 941 480 1230. The business office is located at the home of Louis Foxwell, the CEO of the company at no charge to the company.

Recently Issued Accounting Pronouncements
-----------------------------------------

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 3. SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to November 30, 2010 through the date the financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Rainbow Coral Corp. is a development stage company and was incorporated in Florida on August 13, 2010 to establish a Coral Farm Facility to develop and propagate (or grow) live Coral, independent of the oceans as a future farm reserve against the decline of natural wild reefs. It has no operations and in accordance with SFAS #7 is considered to be in the development stage.

Results of Operations
---------------------

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company's S-1 and amended S-1/A's. Results or interim periods may not be indicative of results for the full year.

During the first quarter of the fiscal year 2011, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). On September 23, 2010 the Company filed a Registration Form S-1 and also filed S-1/A Amendments on September 24, 2010, November 11, 2010 and December 17, 2010 with the SEC.

Results of Operations

The Company did not generate any revenue during the three months ended November 30, 2010.

Total expenses the three (3) months ending November 30, 2010 were $2,046 resulting in an operating loss for the period of $2,046. Basic net loss per share amounting to $.001 for the three (3) months ending November 30, 2010.

General and Administrative expenses consisted primarily of filing and professional fees for the three (3) months ending November 30, 2010 and were $2,046.

Total expenses for the three (3) months ended November 30, 2010 were $2,046 resulting in an operating loss for the period of $2,046 as compared to total expenses of $4,134 for the period ended November 30, 2010.

Liquidity and Capital Resources
-------------------------------

At November 30, 2010 we had working capital of $4,866 consisting of cash on hand of $5,616 as compared to working capital of $6,912 at August 31, 2010 and cash of $8,912.

Net cash used in operating activities for the three months ended November 30, 2010 was $4,046 as compared to $88 for the period from inception on August 13, 2010 through August 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

        Management's Report On Internal Control Over Financial Reporting
        ----------------------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

   - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

   - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

   - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of November 30, 2010 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of November 30, 2010.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management's Remediation Initiatives
------------------------------------

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by November 30, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by November 30, 2010.

Changes in internal controls over financial reporting
-----------------------------------------------------

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1 Section 1350 Certification of principal executive officer and principal financial and accounting officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RAINBOW CORAL CORP.

                                        BY: /s/ Louis Foxwell
                                            -----------------
                                            Louis Foxwell
                                            President, Secretary, Treasurer,
                                            Principal Executive Officer,
                                            Principal Financial and Accounting
                                            Officer and Sole Director

                                        Dated: January 12, 2011