Form 10-Q
period 2011-02-28
Rainbow Coral Corp.
filed 2011-03-28
CIK 1499790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2011

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 11,000,000 shares of common stock are issued and outstanding as of February 28, 2011.

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

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                          OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to Rainbow Coral Corp. a Florida corporation.

                              Rainbow Coral Corp.
                         (A Development Stage Company)
                                 Balance Sheet

                                     ASSETS
                                     ------
                                                               As of
                                                    ---------------------------
                                                    February 28,    August 31,
                                                        2011           2010
                                                    (unaudited)     (audited)
                                                    ------------   ------------

CURRENT ASSETS
  Cash and cash equivalents ......................  $     28,289   $      8,912
                                                    ------------   ------------
    Total current assets .........................        28,289          8,912
                                                    ------------   ------------

                                                    ------------   ------------
  TOTAL ASSETS ...................................  $     28,289   $      8,912
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
  Accounts payable & Accrued liabilities .........  $        600   $      2,000
                                                    ------------   ------------
    Total liabilities ............................           600          2,000
                                                    ============   ============

STOCKHOLDERS' EQUITY
  Capital Stock (Note 4)
   Authorized:
    100,000,000 common shares, $0.0001 par value
    11,000,000 and 9,000,000 shares issued and
    outstanding at February 28, 2011 and
    August 31, 2010 ..............................  $      1,100   $        900
  Additional paid-in capital .....................        32,900          8,100
  Deficit accumulated during the development stage        (6,311)        (2,088)
                                                    ------------   ------------
  Total Stockholders' Equity .....................        27,689          6,912
                                                    ------------   ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....        28,289   $      8,912
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                              Rainbow Coral Corp.
                         (A Development Stage Company)
                            Statement of Operations

                                Three Months    Six Months     For the Period
                                   Ended          Ended        from Inception
                                February 28,   February 28,    August 13, 2010
                                    2011           2011              to
                                (Unaudited)    (Unaudited)    February 28, 2011
                                ------------   ------------   -----------------

REVENUES ....................   $         --   $         --   $              --
                                ------------   ------------   -----------------

EXPENSES
  General & Administrative ..            487          1,283               1 371
  Professional Fees .........   $      1,690   $      2,940   $           4,940
                                ------------   ------------   -----------------


Loss Before Income Taxes ....   $     (2,177)  $     (4,223)  $          (6,311)
                                ------------   ------------   -----------------

Provision for Income Taxes ..             --             --                  --
                                ------------   ------------   -----------------


Net Loss ....................   $     (2,177)  $     (4,223)  $          (6,311)
                                ============   ============   =================

PER SHARE DATA:

  Basic and diluted loss per
   common share .............   $      (0.00)  $      (0.00)  $           (0.00)
                                ============   ============   =================

  Basic and diluted weighted
   Average Common shares
   outstanding ..............      9,311,000      9,154,696           9,140,000
                                ============   ============   =================

   The accompanying notes are an integral part of these financial statements.

                                       Rainbow Coral Corp.
                                  (A Development Stage Company)
                         Statement of Stockholders' Equity (Deficiency)
                                                                           Deficit
                                                                         Accumulated
                                           Common Stock      Additional    During the
                                         ------------------   Paid-in     Development
                                           Shares    Amount   Capital        Stage        Total
                                         ----------  ------  ----------  ------------   ---------
Inception - August 13, 2010 ...........          --  $   --  $       --  $         --   $      --

  Common shares issued to Founder for
   cash at $0.001 per share (par value
   $0.0001) on August 31, 2010 ........   9,000,000     900       8,100            --       9,000

  Loss for the period from inception on
   August 13, 2010 to August 31, 2010            --      --          --        (2,088)     (2,088)
                                         ----------  ------  ----------  ------------   ---------

Balance - August 31, 2010 .............   9,000,000     900       8,100        (2,088)      6,912
                                         ==========  ======  ==========  ============   =========

Loss for the quarter ended
 November 30, 2010 ....................          --  $   --  $       --  $     (2,046)  $  (2,046)
                                         ----------  ------  ----------  ------------   ---------

Balance - November 30, 2010 ...........   9,000,000  $  900  $    8,100  $     (4,134)  $   4,866
                                         ==========  ======  ==========  ============   =========

  Common shares issued to Investors for
   cash at $0.0125 per share (par value
   $0.0001) on February 14, 2011 ......   2,000,000     200      24,800            --      25,000

Loss for the quarter ended
 February 28, 2011 ....................          --      --          --        (2,177)     (2,177)
                                         ----------  ------  ----------  ------------   ---------

Balance - February 28, 2011 ...........  11,000,000   1,100      32,900        (6,311)     27,689
                                         ==========  ======  ==========  ============   =========

           The accompanying notes are an integral part of these financial statements.

                                                6

                              Rainbow Coral Corp.
                         (A Development Stage Company)
                             Statement of Cash Flow

                                                 Six Months     For the Period
                                                   Ended        from Inception
                                                February 28,    August 13, 2010
                                                    2011              to
                                                (Unaudited)    February 28, 2011
                                                ------------   -----------------

OPERATING ACTIVITIES

  Net Loss ...................................  $     (4,223)  $         (6,311)
                                                ------------   ----------------

  Changes in Operating Assets and Liabilities:
  Increase (decrease) in accounts payable
   and accrued liabilities ...................        (1,400)               600
                                                ------------   ----------------
  Net cash used in operating activities ......        (5,623)            (5,711)
                                                ------------   ----------------

FINANCING ACTIVITIES

  Proceeds from stock issued.................         25,000             34,000
                                                ------------   ----------------
  Net cash provided by financing activities           25,000             34,000
                                                ------------   ----------------


INCREASE IN CASH AND CASH EQUIVALENTS ........        21,423             28,289

CASH AND CASH EQUIVALENTS AT BEGINNING OF
 PERIOD ......................................         8,912                 --
                                                ------------   ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ...  $     28,289   $         28,289
                                                ============   ================

Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense .........................  $         --   $             --
                                                ============   ================
    Income taxes .............................  $         --   $             --
                                                ============   ================

   The accompanying notes are an integral part of these financial statements.

                              Rainbow Coral Corp.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                              (February 28, 2011)

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

Through February 28, 2011 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $6,311. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis
----------------

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification ("ASC") 915 "Development Stage Entities", which was previously Statement of Financial Accounting Standards ("SFAS") No. 7.

                              Rainbow Coral Corp.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                              (February 28, 2011)

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended August 31, 2010 and notes thereto and other pertinent information contained in our Form S-1/A the Company has filed with the Securities and Exchange Commission (the"SEC").

The results of operations for the three and six month period ending February 28, 2011 are not necessarily indicative of the results for the full fiscal year ending August 31, 2011.

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

                              Rainbow Coral Corp.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                              (February 28, 2011)

Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of February 28, 2011.

Advertising
-----------

The Company will expense advertising as incurred. The advertising since inception has been $0.

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

NOTE 3. SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to February 28, 2011 through the date the financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. We did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

During the first quarter of the fiscal year 2011, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA). Our registration was deemed effective as of January 10, 2011.

Results of Operations

The Company did not generate any revenue during the three and six months ended February 28, 2011.

Total expenses the three (3) and six (6) months ending February 28, 2011 were $2,177 and $4,223, respectively. This resulted in an operating loss for the three and six month periods of $2,177 and $4,223, respectively. Basic net loss per share amounting to $.00 for the three (3) and six (6)months ending February 28, 2011.

General and Administrative expenses consisted primarily of filing and professional fees for the three (3) and six (6) months ending February 28, 2011.

Accounts payable for the period ending February 28, 2011 were $600.

Liquidity and Capital Resources
-------------------------------

At February 28, 2011 we had working capital of $27,689 consisting of cash on hand of $28,289 as compared to working capital of $6,912 at August 31, 2010 and cash of $8,912.

Net cash used in operating activities for the three months ended February 28, 2011 was $2,177 as compared to $88 for the period from inception on August 13, 2010 through August 31, 2010.

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

As of February 28, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of February 28, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by November 30, 2011. Additionally, we plan to test our updated controls and remediate our deficiencies by February 28, 2011.

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

                                        Dated: March 28, 2011