Form 10-Q
period 2011-06-30
Rainbow Coral Corp.
filed 2011-08-22
CIK 1499790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 333-169554

RAINBOW CORAL CORP.

 (Exact name of registrant as specified in its charter)

Florida	27-3247562
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

291 La Costa Rd.
Nakomis, FL	34275
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (941) 480-1230

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 11,000,000 shares of common stock are issued and outstanding as of July 31, 2011.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to Rainbow Coral Corp. a Florida corporation.

RAINBOW CORAL CORP.

Balance Sheets

	June 30, 2011	March 31, 2011
	(Unaudited)	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$27,348	$20,019
Inventory	9,733	—
Total current assets	37,081	20,019

Goodwill	27,868	—

TOTAL ASSETS	$64,949	$20,019

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,598	$3,032
Advances payable	35,000	—
Total current liabilities	36,598	3,032

Note payable	40,000	—

TOTAL LIABILITIES	76,598	3,032

STOCKHOLDERS’ (DEFICIT)
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2011 and March 31, 2011	—	—
Common Stock, $0.0001 par value; 250,000,000 authorized; 11,000,000 shares issued and outstanding at June 30, 2011 and March 31, 2011	1,100	1,100
Additional Paid-in Capital	32,900	32,900
Accumulated Deficit	(45,649)	(17,013)
Total stockholders' equity (deficit)	(11,649)	16,987

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$64,949	$20,019

The accompanying notes are an integral part of these financial statements.

RAINBOW CORAL CORP.

Statement of Operations

(Unaudited)

Three months ended
June 30, 2011

REVENUE	$3,670
COST OF GOODS SOLD	465
3,205

OPERATING EXPENSES
Sales, general and administrative expenses	31,841

LOSS FROM OPERATIONS	(28,636)

NET LOSS	$(28,636)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,000,000

The accompanying notes are an integral part of these financial statements.

RAINBOW CORAL CORP.

Statement of Stockholders’ Equity (Deficit)

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, MARCH 31, 2011	11,000,000	$1,100	$32,900	$(17,013)	$16,987

Net loss	—	—	—	(28,636)	(28,636)

BALANCE, JUNE 30, 2011	11,000,000	$1,100	$32,900	$(45,649)	$(11,649)

The accompanying notes are an integral part of these financial statements.

RAINBOW CORAL CORP.

Statement of Cash Flows

(Unaudited)

Three months ended June 30, 2011

CASH (USED IN) OPERATING ACTIVITIES:
Net loss	$(28,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventory	(3,320)
Accounts payable and accrued liabilities	(1,944)
NET CASH (USED IN) OPERATING ACTIVITIES	(33,900)

CASH PROVIDED BY INVESTING ACTIVITIES
Acquisition of Father Fish, net of cash acquired	6,229
NET CASH PROVIDED BY INVESTING ACTIVITIES	6,229

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from advances	35,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	35,000

NET INCREASE IN CASH	7,329
CASH, at the beginning of the period	20,019

CASH, at the end of the period	$27,348

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—
Taxes	$—

Noncash investing and financing transactions:
Acquisition of Father Fish for note payable	$40,000

The accompanying notes are an integral part of these financial statements.

RAINBOW CORAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2011

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

RAINBOW CORAL CORP. (“we”, “us”, “our”, or the “Company”), a Florida corporation, was formed to build a Coral Farm facility to develop and propagate (or grow) live Coral, independent of the oceans, as a future Farm reserve against the decline of natural wild reefs. We intend to grow, harvest and distribute as many varieties of Hard and Soft sizes as possible of captive-bred Corals that are attractive, to as many consumers as possible who can maintain them in a healthy ecosystem aquarium. We believe that Coral and other marine aquarium livestock should be supplied by farms or captive breeders, rather than removed from the natural reefs. Nearly every other organism in the pet industry is captive bred. Dogs, cats, parrots, etc. are all farm raised.

The Company was incorporated on August 13, 2010 with its corporate headquarters located in Nokomis, Florida.  Through Board resolution, the Company's fiscal year has been changed from August 31 to March 31.

We were a development stage entity until June 13, 2011 when we acquired Father Fish Aquarium, Inc.  See Note 4.

NOTE 2. GOING CONCERN

The Company incurred a net loss of $28,636 during the three months ended June 30, 2011 and had net cash used in operating activities of $33,900 for the same period.  The Company does not expect to generate positive net income or generate positive cash flow from operating activities in the coming year.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Interim Financial Statements

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification ("ASC") 915 "Development Stage Entities", which was previously Statement of Financial Accounting Standards ("SFAS") No. 7.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended March 31, 2011and notes thereto and other pertinent information contained in our Form 8-K the Company has filed with the Securities and Exchange Commission (the"SEC").

The results of operations for the three month period ended June 30, 2011 are not necessarily indicative of the results for the full fiscal year ending March 31, 2012.

Cash and Cash Equivalents

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

Use of Estimates

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other” (“ASC Topic 350”). The Company has determined that there was no impairment of goodwill during the three months ended June 30, 2011.

Revenue and Cost Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of sales returns and allowances.

Recently Issued Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

NOTE 4. ACQUISITION OF FATHER FISH AQUARIUM, INC.

On June 13, 2011, Rainbow Coral Corp. entered into an agreement to purchase all of the assets and the business of Father Fish Aquarium, Inc. (“Father Fish”) for $50,000. Father Fish was owned and operated by Lou Foxwell, the Company’s CEO and sole director. Rainbow Coral, as the surviving entity, will continue the business operations as a publicly-traded business under the same name of Rainbow Coral Corp. In the Agreement, the parties agreed that Rainbow Coral Corp would convey to Lou Foxwell at closing $10,000 cash and a note payable in the amount of $40,000.  The note bears interest at 6% per year and is payable in 16 monthly installments of $2,500 with a final balloon payment due in the 17th month.

NOTE 5. SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to June 30, 2011 through the date the financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. We did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a Florida corporation which was formed to build a Coral Farm facility to develop and propagate (or grow) live Coral, independent of the oceans, as a future Farm reserve against the decline of natural wild reefs. We intend to grow, harvest and distribute as many varieties of Hard and Soft sizes as possible of captive-bred Corals that are attractive, to as many consumers as possible who can maintain them in a healthy ecosystem aquarium. We believe that Coral and other marine aquarium livestock should be supplied by farms or captive breeders, rather than removed from the natural reefs. Nearly every other organism in the pet industry is captive bred. Dogs, cats, parrots, etc. are all farm raised.

The Company was incorporated on August 13, 2010 with its corporate headquarters located in Nokomis, Florida.  Through Board resolution, the Company's fiscal year has been changed from August 31 to March 31.

We were a development stage entity until June 13, 2011 when we acquired Father Fish Aquarium, Inc.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements for the period ended June 30, 2011 and in conjunction with the Company's Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 13, 2011. Results of interim periods may not be indicative of results for the full year.

The Company was not formed until August 13, 2010; therefore, there is no basis for comparison to the results for the three months ended Juen 30, 2011.

The Company recognized revenue of $3,670 and cost of sales of $465 for the three months ended June 30, 2011 as a result of the acquisition of Father Fish.  This resulted in a loss from operations of $3,205 for that period.

General and administrative expenses were $31,841 for the six months ended June 30, 2011.

Liquidity and Capital Resources

At June 30, 2011 we had working capital of $483.

Net cash used in operating activities for the three months ended June 30, 2011 was $33,900.  We do not expect to achieve positive cash flow from operating activities in the near future.  We will require additional cash in order to fully implement our business plan.  There is no guarantee that we will be able funds when we need them or that funds will be available on terms that are acceptable to the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As smaller reporting company, this information is not applicable.

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

As of June 30, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2011.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011.

Changes in internal controls over financial reporting

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101	XBRL Interactive Data *

*  To be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINBOW CORAL CORP.

BY:	/s/ Louis Foxwell
Louis Foxwell
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting
Officer and Sole Director

Dated: August 22, 2011