Form 10-Q/A
period 2011-06-30
Rainbow Coral Corp.
filed 2011-09-13
CIK 1499790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant's Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 22, 2011.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

31.1 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2 *	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1 *	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101 **	XBRL Interactive Data

*    Filed on August 22, 2011 as an exhibit to the Registrant’s Form 10-Q for the quarterly period ended June 30, 2011.

**  In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINBOW CORAL CORP.

BY:	/s/ Louis Foxwell
Louis Foxwell
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting
Officer and Sole Director

Dated: September 13, 2011