Form 10-Q
period 2011-09-30
Rainbow Coral Corp.
filed 2011-11-16
CIK 1499790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 333-169554

RAINBOW CORAL CORP.

(Exact name of registrant as specified in its charter)

Florida	27-3247562
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification Number)

495 Grand Blvd., Suite 206
Miramar Beach, Florida	32550
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (850) 269-7230

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [   ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 11,000,000 shares of common stock are issued and outstanding as of October 31, 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended August 31, 2010. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Rainbow Coral Corp. a Florida corporation.

RAINBOW CORAL CORP.

Balance Sheets

(Unaudited)

	September 30, 2011	March 31, 2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$15,130	$20,019
Inventory	15,545	—
Total current assets	30,675	20,019

Fixed assets, net of accumulated depreciation	1,760	—
Goodwill	27,868	—

TOTAL ASSETS	$60,303	$20,019

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,145	$3,032
Advances payable	44,350	—
Total current liabilities	52,495	3,032

Note payable	33,231	—

TOTAL LIABILITIES	85,726	3,032

STOCKHOLDERS’ (DEFICIT)
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2011 and March 31, 2011	—	—
Common Stock, $0.0001 par value; 250,000,000 authorized; 11,000,000 shares issued and outstanding at September 30, 2011 and March 31, 2011	1,100	1,100
Additional Paid-in Capital	32,900	32,900
Accumulated Deficit	(59,423)	(17,013)
Total stockholders’ equity (deficit)	(25,423)	16,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$60,303	$20,019

The accompanying notes are an integral part of these financial statements.

RAINBOW CORAL CORP.

Statement of Operations

(Unaudited)

	Six months ended September 30,		Three months ended September 30
	2011	2010	2011	2010

REVENUE	$34,690	$—	$31,020	$—
COST OF GOODS SOLD	25,968	—	25,503	—

GROSS PROFIT	8,722	—	5,517	—

OPERATING EXPENSES
Sales, general and administrative expenses	50,401	2,088	18,560	2,088

LOSS FROM OPERATIONS	(41,679)	(2,088)	(13,043)	(2,088)

OTHER INCOME (EXPENSE)
Interest expense	(731)	—	(731)	—

NET LOSS	$(42,410)	$(2,088)	$(13,774)	$(2,088)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,000,000	9,000,000	11,000,000	9,000,000

The accompanying notes are an integral part of these financial statements.

RAINBOW CORAL CORP.

Statement of Stockholders’ Equity (Deficit)

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, MARCH 31, 2011	11,000,000	$1,100	$32,900	$(17,013)	$16,987

Net loss	—	—	—	(42,410)	(42,410)

BALANCE, SEPTEMBER 30, 2011	11,000,000	$1,100	$32,900	$(59,423)	$(25,423)

The accompanying notes are an integral part of these financial statements.

RAINBOW CORAL CORP.

Statement of Cash Flows

(Unaudited)

	Six months ended September 30,
	2011	2010

CASH (USED IN) OPERATING ACTIVITIES:
Net loss	$(42,410)	$(2,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventory	(9,132)	—
Accounts payable and accrued liabilities	4,603	—
Accrued interest payable	165	—
NET CASH (USED IN) OPERATING ACTIVITIES	(46,774)	(2,088)

CASH PROVIDED BY INVESTING ACTIVITIES
Acquisition of Father Fish, net of cash acquired	6,229	—
Purchase of fixed assets	(1,760)	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	4,469	—

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from advances	44,350	—
Proceeds from sale of stock	—	9,000
Repayments of notes payable	(6,934)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	37,416	9,000

NET (DECREASE) INCREASE IN CASH	(4,889)	6,912
CASH, at the beginning of the period	20,019	—

CASH, at the end of the period	$15,130	$6,912

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Acquisition of Father Fish for note payable	$40,000	$—

The accompanying notes are an integral part of these financial statements.

RAINBOW CORAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2011

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

RAINBOW CORAL CORP. (“we”, “us”, “our”, or the “Company”), a Florida corporation, was formed to build a Coral Farm facility to develop and propagate (or grow) live Coral, independent of the oceans, as a future Farm reserve against the decline of natural wild reefs. We intend to grow, harvest and distribute as many varieties of Hard and Soft sizes as possible for use by consumers and as a source for advanced bio-research.  The uses for coral as a source of potential leading edge medical discoveries is an attractive opportunity for the Company’s coral farming activity.   We believe that the world of bio-research is a natural continuation of our core coral propogation business..

The Company was incorporated on August 13, 2010 with its corporate headquarters located in Nokomis, Florida.  Through Board resolution, the Company’s fiscal year has been changed from August 31 to March 31.

We were a development stage entity until June 13, 2011 when we acquired Father Fish Aquarium, Inc.  See Note 4.

NOTE 2. GOING CONCERN

The Company incurred a net loss of $42,410 during the six months ended September 30, 2011 and had net cash used in operating activities of $46,774 for the same period.  The Company does not expect to generate positive net income or generate positive cash flow from operating activities in the coming year.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended March 31, 2011and notes thereto and other pertinent information contained in our Form 8-K the Company has filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2011.

The results of operations for the six month period ended September 30, 2011 are not necessarily indicative of the results for the full fiscal year ending March 31, 2012.

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less.

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common Shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding for any periods reported.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other” (“ASC Topic 350”). The Company has determined that there was no impairment of goodwill during the three months ended September 30, 2011.

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

NOTE 5. SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to September 30, 2011 through the date the financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. We did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

We are a Florida corporation which was formed to build a Coral Farm facility to develop and propagate (or grow) live Coral, independent of the oceans, as a future Farm reserve against the decline of natural wild reefs. We intend to grow, harvest and distribute as many varieties of Hard and Soft sizes as possible for use by consumers and as a source for advanced bio-research.  The uses for coral as a source of potential leading edge medical discoveries is an attractive opportunity for the Company’s coral farming activity. We believe that the world of bio-research is a natural continuation of our core coral propogation business.

The Company was incorporated on August 13, 2010 with its corporate headquarters located in Nokomis, Florida.  Through Board resolution, the Company’s fiscal year has been changed from August 31 to March 31.

We were a development stage entity until June 13, 2011 when we acquired Father Fish Aquarium, Inc.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements for the period ended June 30, 2011 and in conjunction with the Company’s Form 8-K filed with the Securities and Exchange Commission (“SEC”) on June 13, 2011. Results of interim periods may not be indicative of results for the full year.

The Company was not formed until August 13, 2010 and was a development stage entity until the acquisition of Father Fish on June 13, 2011. The Company did not earn revenue or have significant operations until that date. As a result,  there is no basis for comparison to the results for the three and six month periods ended September 30, 2010.

Six months ended September 30, 2011

The Company recognized revenue of $34,690 and cost of sales of $25,968 for the six months ended September 30, 2011 as a result of the acquisition of Father Fish. General and administrative expenses were $50,401 for the six months ended September 30, 2011. This resulted in a loss from operations of $41,679 for that period.

Three months ended September 30, 2011

The Company recognized revenue of $31,020 and cost of sales of $25,503 for the three months ended September 30, 2011 as a result of the acquisition of Father Fish. General and administrative expenses were $18,560 for the three months ended September 30, 2011. This resulted in a loss from operations of $13,043 for that period.

Liquidity and Capital Resources

At September 30, 2011 we had cash on hand of $15,130 and negative working capital of $21,820.

Net cash used in operating activities for the six months ended September 30, 2011 was $46,774.  We do not expect to achieve positive cash flow from operating activities in the near future.  We will require additional cash in order to fully implement our business plan.  There is no guarantee that we will be able funds when we need them or that funds will be available on terms that are acceptable to the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As smaller reporting company, this information is not applicable.

ITEM 4T.  CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of September 30, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2011.

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

Management’s Remediation Initiatives

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

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101 *	XBRL Interactive Data

*  In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINBOW CORAL CORP.

BY:	/s/ Patrick Brown
Patrick Brown
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting
Officer and Sole Director

Dated: November 16, 2011