Form 10-Q
period 2011-12-31
Rainbow Coral Corp.
filed 2012-02-14
CIK 1499790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 11,000,000 shares of common stock are issued and outstanding as of January 31, 2012.

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

RAINBOW CORAL CORP.

Balance Sheets

(Unaudited)

	December 31, 2011	March 31, 2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$14,520	$20,019
Prepaid expenses	350	—
Inventory	23,110	—
Total current assets	37,980	20,019

Fixed assets, net of accumulated depreciation	4,460	—
Goodwill	27,868	—

TOTAL ASSETS	$70,308	$20,019

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$24,365	$3,032
Advances payable	88,236	—
Total current liabilities	112,601	3,032

Note payable	42,130	—

TOTAL LIABILITIES	154,731	3,032

STOCKHOLDERS’ (DEFICIT)
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2011 and March 31, 2011	—	—
Common Stock, $0.0001 par value; 250,000,000 authorized; 11,000,000 shares issued and outstanding at December 31, 2011 and March 31, 2011	1,100	1,100
Additional paid-in capital	32,900	32,900
Accumulated Deficit	(118,423)	(17,013)
Total stockholders’ equity (deficit)	(84,423)	16,987

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$70,308	$20,019

The accompanying notes are an integral part of these financial statements.

RAINBOW CORAL CORP.

Statement of Operations

(Unaudited)

	Nine months ended December 31,		Three months ended December 31
	2011	2010	2011	2010

REVENUE	$57,180	$—	$22,490	$—
COST OF GOODS SOLD	37,213	—	11,245	—

GROSS PROFIT	19,967	—	11,245	—

OPERATING EXPENSES
Sales, general and administrative expenses	120,221	5,553	69,820	3,465

LOSS FROM OPERATIONS	(100,254)	(5,553)	(58,575)	(3,465)

OTHER INCOME (EXPENSE)
Interest expense	(1,156)	—	(425)	—

NET LOSS	$(101,410)	$(5,553)	$(59,000)	$(3,465)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	11,000,000	9,050,909	11,000,000	9,152,174

The accompanying notes are an integral part of these financial statements.

RAINBOW CORAL CORP.

Statement of Stockholders’ Equity (Deficit)

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, MARCH 31, 2011	11,000,000	$1,100	$32,900	$(17,013)	$16,987

Net loss	—	—	—	(101,410)	(101,410)

BALANCE, DECEMBER 31, 2011	11,000,000	$1,100	$32,900	$(118,423)	$(84,423)

The accompanying notes are an integral part of these financial statements.

RAINBOW CORAL CORP.

Statement of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2011	2010

CASH (USED IN) OPERATING ACTIVITIES:
Net loss	$(101,410)	$(5,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Inventory	(16,697)	—
Prepaid expenses	(350)	—
Accounts payable and accrued liabilities	20,823	—
Accrued interest payable	—	—
NET CASH (USED IN) OPERATING ACTIVITIES	(97,634)	(5,553)

CASH PROVIDED BY INVESTING ACTIVITIES
Acquisition of Father Fish, net of cash acquired	6,229	—
Purchase of fixed assets	(4,460)	—
NET CASH PROVIDED BY INVESTING ACTIVITIES	1,769	—

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from advances	88,236	—
Proceeds from sale of stock	13,474	9,000
Repayments of notes payable	(11,344)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	90,366	9,000

NET (DECREASE) INCREASE IN CASH	(5,499)	3,447
CASH, at the beginning of the period	20,019	—

CASH, at the end of the period	$14,520	$3,447

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Acquisition of Father Fish for note payable	$40,000	$—

The accompanying notes are an integral part of these financial statements.

RAINBOW CORAL CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

December 31, 2011

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

We were a development stage entity until June 13, 2011 when we acquired Father Fish Aquarium, Inc.  See Note 4.

NOTE 2. GOING CONCERN

The Company incurred a net loss of $101,410 during the nine months ended December 31, 2011 and had net cash used in operating activities of $97,634 for the same period.  The Company does not expect to generate positive net income or generate positive cash flow from operating activities in the coming year.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The results of operations for the nine month period ended December 31, 2011 are not necessarily indicative of the results for the full fiscal year ending March 31, 2012.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other” (“ASC Topic 350”). The Company has determined that there was no impairment of goodwill during the three months ended December 31, 2011.

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

NOTE 4. ACQUISITION OF FATHER FISH AQUARIUM, INC.

On June 13, 2011, Rainbow Coral Corp. entered into an agreement to purchase all of the assets and the business of Father Fish Aquarium, Inc. (“Father Fish”) for $50,000. Father Fish was owned and operated by Lou Foxwell, the Company’s CEO and sole director. Rainbow Coral, as the surviving entity, will continue the business operations as a publicly-traded business under the same name of Rainbow Coral Corp. In the Agreement, the parties agreed that Rainbow Coral Corp would convey to Lou Foxwell at closing $10,000 cash and a note payable in the amount of $40,000.  The note bears interest at 6% per year and is payable in 16 monthly installments of $2,500 with a final balloon payment due in the 17 th month.

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

The Company was not formed until August 13, 2010 and was a development stage entity until the acquisition of Father Fish on June 13, 2011. The Company did not earn revenue or have significant operations until that date. As a result, there is no basis for comparison to the results for the three and nine month periods ended December 31, 2010.

Nine months ended December 31, 2011

The Company recognized revenue of $57,180 and cost of sales of $37,213 for the nine months ended December 31, 2011 as a result of the acquisition of Father Fish. General and administrative expenses were $120,221 for the nine months ended December 31, 2011. This resulted in a loss from operations of $100,254 for that period.

Three months ended December 31, 2011

The Company recognized revenue of $22,490 and cost of sales of $11,245 for the three months ended December 31, 2011 as a result of the acquisition of Father Fish. General and administrative expenses were $69,820 for the three months ended December 31, 2011. This resulted in a loss from operations of $58,575 for that period.

Liquidity and Capital Resources

At December 31, 2011 we had cash on hand of $14,520 and negative working capital of $74,621.

Net cash used in operating activities for the nine months ended December 31, 2011 was $97,634.  We do not expect to achieve positive cash flow from operating activities in the near future.  We will require additional cash in order to fully implement our business plan.  There is no guarantee that we will be able funds when we need them or that funds will be available on terms that are acceptable to the Company.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

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

As of December 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2011.

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

Dated: February 14, 2012