Form 10-K
period 2012-03-31
Rainbow Coral Corp.
filed 2012-07-17
CIK 1499790

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number 333-168530

Rainbow Coral Corp.
(Exact name of registrant as specified in its charter)

Florida	27-3247562
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

495 Grand Blvd., Suite 206
Miramar Beach, Florida	32550
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (850) 269-7230

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, ever Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’ s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer ” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price on September 30, 2011, was $2,500,000. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 595,000 shares of the registrant’s common stock issued and outstanding as of June 30, 2012.

IMPORTANT INFORMATION REGARDING THIS FORM 10-K

Unless otherwise indicated, references to “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Rainbow Coral Corp.

Readers should consider the following information as they review this Annual Report:

Forward-Looking Statements

The statements contained or incorporated by reference in this Annual Report on Form 10-K that are not historical facts are “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995), within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact are, or may be deemed to be, forward-looking statements.  Forward-looking statements include any statement that may project, indicate or imply future results, events, performance or achievements.  The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expect,” “may,” “will,” “should,” “intend,” “plan,” “could,” “estimate” or “anticipate” or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

Given the risks and uncertainties relating to forward-looking statements, investors should not place undue reliance on such statements.  Forward-looking statements included in this Annual Report on Form 10-K speak only as of the date of this Annual Report on Form 10-K and are not guarantees of future performance.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, such expectations may prove to have been incorrect.  All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Except to the extent required by applicable securities laws, we expressly disclaim any obligation or undertakings to release publicly any updates or revisions to any statement or information contained in this Annual Report on Form 10-K, including the forward-looking statements discussed above, to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any statement or information is based.

ii

RAINBOW CORAL CORP.

FORM 10-K

TABLE OF CONTENTS

PART I
Page
Item 1. Business.	1
Item 1A. Risk Factors.	1
Item 1B. Unresolved Staff Comments.	1
Item 2. Properties	1
Item 3. Legal Proceedings	1
Item 4. Mine Safety Disclosure	1

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	2
Item 6. Selected Financial Data.	3
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	4
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.	5
Item 8. Financial Statements and Supplementary Data	6

Report of Independent Registered Public Accounting Firm	6
Balance Sheet	7
Statement of Operations	8
Statement of Changes in Stockholders’ Equity	9
Statement of Cash Flows	10
Notes to Financial Statements	11

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	16
Item 9A. Controls and Procedures.	16
Item 9B. Other Information.	17

PART III

Item 10. Directors, Executive Officers and Corporate Governance.	18
Item 11. Executive Compensation.	19
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	12
Item 13. Certain Relationships and Related Transactions, and Director Independence.	22
Item 14. Principal Accountant Fees and Services.	22

PART IV

Item 15. Exhibits and Financial Statement Schedules.	23

Signatures	24

iii

Part I

Item 1. Business.

Rainbow Coral Corp. (“we”, “us”, “our”, “RBCC”, or the “Company”) was incorporated in the State of Florida on August 13, 2010. On June 13, 2011 we acquired all of the assets and the business of Father Fish Aquarium, Inc, (“Father Fish”) for $50,000. We plan to continue the business of Father Fish under the name of Rainbow Coral Corp. The Company was formed to build a coral farm facility to develop and propagate (or grow) live coral, independent of oceans, as a future farm reserve against the decline of natural wild reefs. We intend to grow, harvest and distribute as many varieties of hard and soft sizes as possible for use by consumers and as a source for advances in bio-research. The uses for coral as a source of potential leading edge medical discoveries are an attractive opportunity for the Company’s coral farming activity. We believe that the world of bio-research is a natural continuation of our core coral propagation business. Accordingly on October 23, 2011, the Company formed a subsidiary, Rainbow Biosciences, LLC to look into the opportunities within the bioscience market. On March 13, 2012, we entered into a stock purchase agreement (“N3D Stock Purchase Agreement”) with Nano3D Biosciences, Inc. (“N3D”), a Texas corporation that has developed a unique concept in three dimensional cell research tools. Under the terms of the N3D Stock Purchase Agreement, we have agreed to acquire 604 shares of common stock of N3D, representing approximately 5% of the outstanding shares on the date of the agreement, for a price of $413.62. The total purchase price of $249,826 will be paid by making weekly payments of $5,000 until fully paid. We may discontinue payment of the purchase price at any time by providing written notice to N3D. This would result in our owning fewer than 604 shares. Rainbow Biosciences, LLC will continue to research opportunities into the bioscience markets.

The Company’s fiscal year ends on March 31.

We were a development stage entity until June 13, 2011 when we acquired Father Fish Aquarium, Inc.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of March 31, 2012, we have two employees. We do not have any employment agreements with any employees.

We do not presently have pension, health insurance, stock options, profit sharing, or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our sole director and officer.

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Executive Offices

Our executive offices are located at 495 Grand Blvd., Suite 206, Miramar Beach, Florida 32550.  We rent office space on a month-to-month basis.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

Item 4. Mine Safety Disclosure

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock began trading on the “Over the Counter” Bulletin Board (“OTC”) under the symbol “RBCC” in September 2011. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended March 31, 2012
Quarter ended September 30, 2011	$25.00	$25.00
Quarter ended December 31, 2011	$60.00	$1.40
Quarter ended March 31, 2012	$66.00	$6.40

Fiscal Year Ending March 31, 2013
Quarter ended June 30, 2012	$14.00	$0.51

On June 1, 2012, the majority shareholder of the Company approved a 1-for-20 reverse stock split. This stock split was effective June 28, 2012.

Holders

As of the date of this filing, there were two holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.0001. The closing price of our common stock on June 29, 2012, as quoted by OTC Markets Group, Inc., was $1.01.

Shares of our common stock:

•	have equal ratable rights to dividends from funds legally available if and when declared by our Board of Directors;

•	are entitled to share ratably in all of our assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

•	do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and

•	are entitled to one non-cumulative vote per share on all matters on which stockholders may vote.

We refer you to the Bylaws of our Articles of Incorporation and the applicable statutes of the State of Florida for a more complete description of the rights and liabilities of holders of our securities.

There were 595,000 shares of common stock issued and outstanding as of June 30, 2012. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the Company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

During the year ended March 31, 2012, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

Non-cumulative voting

Holders of shares of our common stock do not have cumulative voting rights, which means that the holders of more than 50% of the outstanding shares, voting for the election of directors, can elect all of the directors to be elected, if they so choose, and, in that event, the holders of the remaining shares will not be able to elect any of our directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of March 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	—

Preferred Stock

Our authorized preferred stock consists of 10,000,000 shares of $0.0001 par value preferred stock.  As of the date of this report, there are no shares of preferred stock outstanding.  The Company’s preferred stock ranks senior to all other equity securities, including common stock.  Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purpose.

Recent Sales of Unregistered Securities

None.

Item 6. Selected Financial Data.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-K, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “expect,” “anticipate,” “intends,” “estimate,” “forecast,” “project,” and similar expressions . All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new acquisitions, products, services, developments or industry rankings; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing.  These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. However, whether actual results will conform to the expectations and predictions of management is subject to a number of risks and uncertainties that may cause actual results to differ materially.

Consequently, all of the forward-looking statements made in this Form 10-K are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.  Readers are cautioned not to place undue reliance on such forward-looking statements as they speak only of the Company’s views as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in connection with the Company’s audited consolidated financial statements and related notes thereto, as included in this report.

The following is management’s discussion and analysis of certain significant factors that have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management.

Going Concern

We incurred a net loss of $555,211 for the year ended March 31, 2012. Net cash used by operations for the year ended March 31, 2012 was $195,095. We do not anticipate having positive net income in the immediate future.   These conditions create an uncertainty as to our ability to continue as a going concern.

We will need to obtain loans or other financing in order to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurance that we will be able to obtain these loans or that they will be available to us on terms that are acceptable to the Company.  We will not be able to continue operations without them. We are pursuing alternate sources of financing, but there is no assurance that additional capital will be available to the Company when needed or on acceptable terms.

Results of Operations for the year ended March 31, 2012 compared to the period from inception (August 13, 2010) through March 31, 2011

Revenue, Cost of Goods Sold and Gross Profit

During the year ended March 31, 2012, we recognized revenue of $74,675 and cost of goods sold of $46,061, resulting in gross profit of $28,614. We did not recognize any revenue or cost of goods sold during the period from inception (August 13, 2010) through March 31, 2011. From the date of inception, August 13, 2010, through the date of the acquisition of Father Fish Aquarium, Inc. (“Father Fish”) on June 13, 2011, we were in the development stage. As a result of the acquisition of Father Fish, we began to generate revenue from operations and emerged from the development stage.

General and administrative expenses

We recognized general and administrative expenses in the amount of $582,349 and $17,013 for the year ended March 31, 2012 and for the period from inception (August 13, 2010) through March 31, 2011, respectively. During the year ended March 31, 2012, we issued stock for services resulting in general and administrative expense of $355,000. The remaining increase in general and administrative expenses was the result of the increased operations of the Company as a result of the acquisition of Father Fish.

Liquidity and Capital Resources

Net cash used by operating activities was $195,095 for the year ended March 31, 2012.

The Company anticipates it will require around $200,000 to sustain operations and implement its business plan over the next twelve months. The Company intends to seek to raise these funds through equity and debt financing; however, there is no guarantee that funds will be raised and the Company has no agreements in place as of the date of this filing for any financing.

We do not have any material commitments for capital expenditures. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financings in addition to what is required to fund our present operations.

Additional Financing

Additional financing is required to continue operations. Although actively searching for available capital, the Company does not have any current arrangements for additional outside sources of financing and cannot provide any assurance that such financing will be available.

Off Balance Sheet Arrangements

None.

Critical Accounting Policies and Recent Accounting Pronouncements

We have identified the policies below as critical to our business operations and the understanding of our financial statements. A complete discussion of our accounting policies is included in Notes 2 and 3 of the Notes to Financial Statements.

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended March 31, 2012, the Company had a net loss of $555,211 and generated negative cash flow from operations in the amount of $195,095. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

Rainbow Coral Corp.

I have audited the consolidated balance sheets of Rainbow Coral Corp. (the “Company”) as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and consolidated cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement. The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of Rainbow Coral Corp. as of March 31, 2012 and 2011, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has recurring losses from operations, has negative working capital, has negative cash flows from operations, and is requiring traditional financing or equity funding to continue its operating plan. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Further information and management’s plans in regard to this uncertainty were also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peter Messineo, CPA

Peter Messineo, CPA

Palm Harbor, Florida

July 6, 2012

Rainbow Coral Corp.

CONSOLIDATED BALANCE SHEET

	March 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$20,219	$20,019
Prepaid expenses	350	—
Inventory	28,253	—
Total current assets	48,822	20,019

Fixed assets	6,460	—
Goodwill	27,868	—
TOTAL ASSETS	$83,150	$20,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$30,848	$3,032
Advances payable	182,751	—
Total current liabilities	213,599	3,032

Note payable	21,476	—
Note payable to related party	31,299	—

TOTAL LIABILITIES	266,374	3,032

Stockholders’ Deficit
Preferred stock; $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2012 and 2011	—	—
Common stock, 100,000,000 authorized; $0.0001 par value 575,000 and 550,000 shares issued and outstanding at March 31, 2012 and 2011, respectively	58	55
Additional paid in capital	388,942	33,945
Accumulated deficit	(572,224)	(17,013)
Total stockholders’ deficit	(183,224)	16,987

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$83,150	$20,019

The accompanying notes are an integral part of these consolidated financial statements.

Rainbow Coral Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2012	2011

REVENUE	$74,675	$—
COST OF GOODS SOLD	46,061	—

GROSS PROFIT	28,614	—

OPERATING EXPENSES
Sales, general and administrative expenses	582,349	17,013

LOSS FROM OPERATIONS	(553,735)	(17,013)

OTHER INCOME (EXPENSE)
Interest expense	(1,476)	—

NET LOSS	$(555,211)	$(17,013)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(1.01)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	551,639	469,565

The accompanying notes are an integral part of these consolidated financial statements.

Rainbow Coral Corp.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at Inception, August 13, 2010	—	$—	$—	$—	$—

Issuance of common stock for cash:
August 13, 2010, $0.02 per share	450,000	45	8,955	—	9,000
December 23 through 31, 2010, $0.30 per share	100,000	10	24,990	—	25,000

Net loss	—	—	—	(17,013)	(17,013)

Balance, March 31, 2011	550,000	$55	$33,945	$(17,013)	$16,987

Issuance of common stock for services	25,000	3	354,997	—	355,000

Net loss	—	—	—	(555,211)	(555,211)

Balance, March 31, 2012	575,000	$58	$388,942	$(572,224)	$(183,224)

On June 28, 2012, the Company effected a one-for-20 reverse stock split. All share and per share amounts have been restated to reflect the reverse split.

The accompanying notes are an integral part of these consolidated financial statements.

Rainbow Coral Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2012	2011

CASH (USED IN) OPERATING ACTIVITIES:
Net loss	$(555,211)	$(17,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	355,000	—
Changes in operating assets and liabilities:
Inventory	(21,840)	—
Prepaid expenses	(350)	—
Accounts payable and accrued liabilities	27,306	3,032
NET CASH (USED IN) OPERATING ACTIVITIES	(195,095)	(13,981)

CASH USED IN INVESTING ACTIVITIES
Acquisition of Father Fish, net of cash acquired	6,229	—
Purchase of fixed assets	(6,460)	—
NET CASH USED IN INVESTING ACTIVITIES	(231)	6,229

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from advances	182,751	—
Proceeds from issuance of loans to related parties	31,299	—
Proceeds from sale of stock	—	34,000
Repayments of notes payable	(18,524)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	195,526	34,000

NET INCREASE IN CASH	200	20,019
CASH, at the beginning of the period	20,019	—

CASH, at the end of the period	$20,219	$20,019

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Acquisition of Father Fish for note payable	$40,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

Rainbow Coral Corp.

Notes to Consolidated Financial Statements

March 31, 2012

1. BACKGROUND INFORMATION

RAINBOW CORAL CORP. (the “Company”), a Florida corporation, was formed to build a coral farm facility to develop and propagate (or grow) live coral, independent of the oceans, as a future farm reserve against the decline of natural wild reefs. We intend to grow, harvest and distribute as many varieties of hard and soft sizes as possible of captive-bred corals that are attractive, to as many consumers as possible who can maintain them in a healthy ecosystem aquarium. We believe that coral and other marine aquarium livestock should be supplied by farms or captive breeders, rather than removed from the natural reefs. The additional uses for coral as a source of potential leading edge medical discoveries are an attractive opportunity for the Company’s coral farming activity. We believe that the world of bio-research is a natural continuation of our core coral propagation business. Accordingly on October 23, 2011, the Company formed a subsidiary, Rainbow Biosciences, LLC to look into the opportunities within the bioscience market. Rainbow Biosciences, LLC will continue to research opportunities into the bioscience markets.

The Company was incorporated on August 13, 2010 with its corporate headquarters located in Miramar Beach, Florida.  The Company’s fiscal year has been changed from August 31 to March 31.

We were a development stage entity until June 13, 2011 when we acquired Father Fish Aquarium, Inc. See Note 4.

2. GOING CONCERN

The Company incurred a net loss of $555,211 during year ended March 31, 2012 and had net cash used in operating activities of $195,095 for the same period. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt or convertible debt until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPALS OF CONSOLIDATION - The consolidated financial statements include the accounts and operations of Rainbow Coral Corp. and its wholly owned subsidiary, Father Fish Aquarium, Inc. (collectively referred to as the “Company”).  Accordingly, the assets and liabilities, and expenses of this company have been included in the accompanying consolidated financial statements, and material intercompany transactions have been eliminated.

CASH AND CASH EQUIVALENTS - All cash, other than held in escrow, is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered to be cash equivalents. As of March 31, 2012, there were no cash equivalents.

IMPAIRMENT OF LONG-LIVED ASSETS – Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the year ended February 29, 2012.

GOODWILL – Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other”. The Company has determined that there was no impairment of goodwill during the year ended March 31, 2012.

RESEARCH AND DEVELOPMENT EXPENSES - Expenditures for research, development, and engineering of products are expensed as incurred. There has been no research and development cost incurred for the year ended March 31, 2012.

COMMON STOCK - The Company records common stock issuances when all of the legal requirements for the issuance of such common stock have been satisfied.

REVENUE AND COST RECOGNITION - The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

ADVERTISING COSTS - The Company’s policy regarding advertising is to expense advertising when incurred. There has been no advertising cost incurred for the year ended March 31, 2012.

INCOME TAXES - Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes resulting from temporary differences. Such temporary differences result from differences in the carrying value of assets and liabilities for tax and financial reporting purposes. The deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company adopted the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). The Company has not recognized a liability as a result of the implementation of ASC 740-10. A reconciliation of the beginning and ending amount of unrecognized tax benefits has not been provided since there is no unrecognized benefit since the date of adoption. The Company has not recognized interest expense or penalties as a result of the implementation of ASC 740-10. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

EARNINGS (LOSS) PER SHARE - Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In   periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At March 31, 2012, the Company did not have any potentially dilutive common stock equivalents.

FINANCIAL INSTRUMENTS - In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities. The Company adopted the standard for those financial assets and liabilities and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued   expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.

On March 31, 2012, the Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB ASC is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules, releases and recent pronouncements and believes any effect will not have a material impact on the Company’s present or future financial position or result of operations.

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

5. INVESTMENT IN NANO3D BIOSCIENCES

On March 13, 2012, we entered into a stock purchase agreement (“N3D Stock Purchase Agreement”) with Nano3D Biosciences, Inc. (“N3D”), a Texas corporation that has developed a unique concept in three dimensional cell research tools. Under the terms of the N3D Stock Purchase Agreement, we have agreed to acquire 604 shares of common stock of N3D, representing approximately 5% of the outstanding shares on the date of the agreement, for a price of $413.62. The total purchase price of $249,826 will be paid by making weekly payments of $5,000 until fully paid. We may discontinue payment of the purchase price at any time by providing written notice to N3D. This would result in our owning fewer than 604 shares.

Through March 31, 2012, we have made payments totaling $15,000 to N3D. This investment is being accounted for on the cost basis. As of March 31, 2012, we have written off the investment to general and administrative expense due to the uncertainty about whether the carrying amount is recoverable.

6. RELATED PARTY TRANSACTIONS

On August 13, 2010, the Company sold 450,000 shares of common stock to its founder, Lou Foxwell, for $0.02 per share. On October 13, 2011, Mr. Foxwell sold his shares to Glendive Investments, a Polish company, for cash proceeds of $10,000.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. Our sole officer and director may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

7. INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated through March 31, 2012 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes.

		August 13, 2010
		(date of inception)
	Year ended	through
	March 31, 2012	March 31, 2011
Tax benefit at U.S. statutory rate	$155,500	$5,800
State income tax benefit, net of federal benefit.	13,900	400
	169,400	6,200
Non deductible stock based compensation	(106,500)	—
Valuation allowance	(62,900)	(6,200)
Income tax expense	$—	$—

The Company did not have any temporary differences for the year ended March 31, 2012 or for the period from August 13, 2010 (Date of Inception) through March 31, 2011.  The deferred tax asset generated by the loss carry-forward has been fully reserved.

	March 31,
	2012	2011
Deferred tax asset, generated from net operating loss at statutory rates	$112,700	$6,200
Valuation allowance	(112,700)	(6,200)
	$—	$—

8. STOCKHOLDERS’ EQUITY

On March 5, 2012, the Company approved a 2012 Stock Plan for Directors, Officers and Consultants (“Plan”) for the issuance of up to 6,000,000 shares of common stock or equivalent value, as determined. The Plan provides eligible employees and consultants the opportunity to participate in the enhancement of shareholder value by the grants of warrants, options, restricted common or convertible preferred stock if, as and when preferred stock is authorized by the Company and its shareholders, unrestricted common or convertible preferred stock and other awards under this Plan and to have their bonuses and/or consulting fees payable in warrants, restricted common or convertible preferred stock, unrestricted common or convertible preferred stock and other awards, or any combination thereof.

On March 7, 2012, the Company issued 25,000 shares of common stock to an individual for consulting services. The shares were valued at $355,000 based on the market value of the stock on the date of issuance.

9. COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date that our statements were available, which is our auditor’s report date.

On April 13, 2012, the Company issued 20,000 shares of common stock to an individual for consulting services. The shares were valued at $200,000 based on the market value of the stock on the date of issuance.

From time to time Rainbow Coral Corp. may become a party to litigation matters involving claims against Rainbow Coral Corp.  Management believes that there are no current matters that would have a material effect on Rainbow Coral Corp.’s financial position or results of operations.

On June 28, 2012, the Company effected a one-for-20 reverse stock split. All share and per share amounts have been restated accordingly.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on Systems of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

As of March 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2012.

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

Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On June 28, 2012, the Company effected a one-for-20 reverse stock split.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Officers and Directors

Our sole Officer and Director will serve until his successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until his successor(s) is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director is set forth below:

NAME AND ADDRESS	AGE	POSITION(S)

Patrick Brown	45	President, Secretary/Treasurer
495 Grand Blvd., Suite 206		Chief Executive Officer
Miramar Beach, FL 32550		Principal Financial Officer and Sole Director

Lou Foxwell was the sole Officer and Director at the inception of the Company.

On October 14, 2011 our Board of Directors appointed Patrick Brown to serve as CEO, President and a member of the Board of Directors.

Additionally, on October 14, 2011, Mr. Louis Foxwell resigned as our CEO, President and Director. He will remain as the President of our Father Fish subsidiary and will continue to manage that segment of our business. Mr. Foxwell’s resignation was not the result of a disagreement with the Company.

Business Experience

PATRICK BROWN, CHIEF EXECUTIVE OFFICER AND SOLE DIRECTOR

Over the past two decades, Mr. Brown has cultivated a wealth of knowledge and expertise as an executive and financial consultant for international clean-energy innovators in the U.S. and abroad. In addition to his work assessing the prospects and feasibility of clean-energy projects, Mr. Brown is highly experienced in securing financing for new technologies from government and venture capital sources. Prior to joining the Company Mr. Brown was the President of West Coast Financial Services, Ltd. which provided boutique financial consulting services for private and pre-listed public companies. From 2009 – 2011, he worked for MNP, LLP, a Canadian accounting firm, where he maintained a client base in entertainment, renewable energy and emerging markets. From 2005 to 2009, he worked for RSM Richter, LLP where he branded the firm’s emerging markets and renewable energy practice specialty. He is trained as a Canadian Chartered Accountant, and holds a diploma from the British Columbia Institute of Technology in Financial Management with an option in Taxation. Mr Brown also serves as Chief Executive Office and sole director of On the Move Systems, Inc.

Mr. Brown does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Family Relationships

There are no family relationships among our directors, executive officers or persons nominated to become executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons was involved in any of the legal proceedings listen in Item 401 (f) of Regulation S-K.

Arrangements

There are no arrangements or understandings between an executive officer, director or nominee and any other person pursuant to which he was or is to be selected as an executive officer or director.

Item 11. Executive Compensation.

Mr. Brown is being paid $5,500 per month. We have no employment agreement with Mr. Brown. He receives no other compensation other than the salary described above.

Subsequent to the acquisition of the assets of Father Fish, Mr. Foxwell is being compensated at a rate of $2,500 per month.

The table below summarizes all compensation awarded to, earned by, or paid to our named officers and directors for all services rendered in all capacities to us during the year ended March 31, 2012 and for the period from inception (August 13, 2010) through March 31, 2011.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation	Total ($)

Patrick Brown, CEO	2012	$ 27,500	$ —	$ —	$ —	$ —	$ —	$ —	$ 27,500
	2011	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —

Lou Foxwell, former CEO	2012	$ 22,500	$ —	$ —	$ —	$ —	$ —	$ —	$ 22,500
	2011	$ —	$ —	$ —	$ —	$ —	$ —	$ —	$ —

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our Officers and Director other than as described herein.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of March 31, 2012.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Option (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Patrick Brown	—	—	—	—	—	—	—	—	—

Lou Foxwell	—	—	—	—	—	—	—	—	—

There were no grants of stock options since inception to the date of this disclosure.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Company has not adopted any stock option plans. We have no plans to adopt a stock option plan, but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. We may develop an incentive based stock option plan for our officers and directors and may reserve up to 10% of our outstanding shares of common stock for that purpose.

OPTIONS GRANTS DURING THE LAST FISCAL YEAR / STOCK OPTION PLANS

We do not currently have a stock option plan in favor of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights (known as SARs) or freestanding SARs have been made to our Sole Director and Officer since our inception; accordingly, no stock options have been granted or exercised by our Sole Director and Officer since we were founded.

AGGREGATED OPTIONS EXERCISES IN LAST FISCAL YEAR

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to our sole Officer and Director since our inception; accordingly, no stock options have been granted or exercised by our sole Officer and Director since we were founded.

LONG-TERM INCENTIVE PLANS AND AWARDS

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to our sole Officer and Director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by our Sole Director and Officer or employees or consultants since we were founded.

COMPENSATION OF DIRECTORS

Our sole officer and director is compensated at the rate of $5,500 per month. He is reimbursed for reasonable out-of-pocket expenses incurred.

There are no arrangements pursuant to which our sole officer and director is or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive compensation for their services.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT, CHANGE-IN-CONTROL ARRANGEMENTS

There are no compensation plans or arrangements, including payments to be made by us, with respect to Mr. Brown that would result from his resignation, retirement or any other termination. There are no arrangements for directors, officers or employees that would result from a change-in-control.

DIRECTOR COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our sole officer and director for all services rendered in all capacities to us for the year ended March 31, 2012.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Patrick Brown	0	0	0	0	0	0	0

Lou Foxwell	0	0	0	0	0	0	0

At this time, we have not entered into any employment agreements with our sole officer and director. If there is sufficient cash flow available from our future operations, we may enter into employment agreements with our sole officer and director or future key staff members.

DIRECTOR INDEPENDENCE

We do not currently have any independent directors and we do not anticipate appointing additional directors in the foreseeable future. If we engage further directors and officers, however, we plan to develop a definition of independence.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of June 30, 2012, with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of our Directors, (iii) each of our Executive Officers, and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of June 30, 2012, there were 595,000 shares of the Company’s common stock issued and outstanding.

Name and address of beneficial owner	Relationship to Registrant	Number of Shares of Common Stock	Percentage of Common Stock (1)

Glendive Investments Al. Jerozolimskie 56C Warsaw, 00-803 Poland	Shareholder	450,000	59.7%

Patrick Brown	Sole Director and CEO	-nil-	0.0%

All Officers and Directors as a group (total of 1)		-nil-	0.0%

(1)	Under Rule 13d-3 promulgated under the Exchange Act, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on March 31, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

On March 25, 2010, we issued 9,000,000 shares of our common stock to our sole director and officer at $0.001 per share for aggregate proceeds of $9,000.

In August 13, 2010, we sold 450,000 shares of common stock to our founder, Lou Foxwell, for $0.02 per share. On October 13, 2011, Mr. Foxwell sold his shares to Glendive Investments, a Polish company, for cash proceeds of $10,000.

On June 13, 2011, we acquired all of the assets and assumed the liabilities of Father Fish. The assets of Father Fish included primarily inventory. As of the date on which the agreement was entered into, because Mr. Foxwell was the sole officer and director of both Rainbow Coral and Father Fish, a material relationship existed between the parties. The amount of consideration exchanged for the assets was $50,000; $10,000 cash at closing and a $40,000 note to Mr. Foxwell. The purchase price was determined by using market multiples of EBITDA.

Item 14. Fees and Services.

The following is a summary of the fees billed to the Company by its independent accountants, Peter Messineo, CPA, for the year ended March 31, 2012:

Fee Category	2012

Audit Fees	$4,100

Audit-Related Fees (1)	—

Tax Fees (2)	—

All Other Fees (3)	—

Total Fees	$4,100

Notes to the Accountants Fees Table:

(1)	Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.”

(2)	Consists of fees for professional services rendered by our principal accountants for tax related services.

(3)	Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above.

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by Peter Messineo, CPA described above were approved by our Board.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Number Description

2.1	Stock Purchase Agreement, dated as of June 13, 2011, by and among Rainbow Coral Corporation and Father Fish Aquarium, Inc. (1)

2.2	Membership Interest Purchase Agreement, dated as of June 13, 2011 by and among Father Fish Aquarium, Inc. and Father Fish Aquarium, LLC. (1)

3.1	Articles of Incorporation of Rainbow Coral Corp. (2)

3.2	Articles of Amendment of Rainbow Coral Corp. (1)

3.3 *	Articles of Amendment of Rainbow Coral Corp.

3.4	Bylaws of Rainbow Coral Corp. (2)

3.5	Articles of Incorporation of Father Fish Aquarium, Inc. (1)

3.6	Articles of Amendment of Father Fish Aquarium, Inc. (1)

3.7	Bylaws of Father Fish Aquarium, Inc. (1)

3.8	Articles of Organization of Father Fish Aquarium, LLC (1)

3.9	Articles of Amendment of Father Fish Aquarium, LLC (1)

3.10	Bylaws of Father Fish Aquarium, LLC (1)

10.1	Note from Rainbow Coral Corp. to Louis Foxwell (1)

31.1 *	Section 302 Certification

32.1 *	Section 906 Certification

101 *	XBRL Interactive Data

* Filed or furnished herewith

(1) Incorporated by reference to the comparable exhibit filed with our Form 8-K filed on June 13, 2011

(2) Incorporated by reference to the comparable exhibit filed with our Registration Statement on Form S-1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 16, 2012	Rainbow Coral Corp.

By: /s/ Patrick Brown
Patrick Brown
Chairman of the Board
Chief Executive Officer
Principal Financial Officer