Form 10-K/A
period 2012-03-31
Rainbow Coral Corp.
filed 2012-07-18
CIK 1499790

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A
Amendmant No. 1

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

Yes ☑     No ☐

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2012 is to correct a typographical error on the Consolidated Statements of Cash Flows. The NET CASH USED IN INVESTING ACTIVITIES in the March 31, 2011 column is now correctly stated as — instead of 6,229. This Amendment No. 1 also submits Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files for this Amendment No. 1 to Form 10-K for the year ended March 31, 2012.

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

On March 13, 2012, we entered into a stock purchase agreement ("N3D Stock Purchase Agreement") with Nano3D Biosciences, Inc. ("N3D"), a Texas corporation that has developed a unique concept in three dimensional cell research tools. Under the terms of the N3D Stock Purchase Agreement, we have agreed to acquire 604 shares of common stock of N3D, representing approximately 5% of the outstanding shares on the date of the agreement, for a price of $413.62. The total purchase price of $249,826 will be paid by making weekly payments of $5,000 until fully paid. We may discontinue payment of the purchase price at any time by providing written notice to N3D. This would result in our owning fewer than 604 shares.

We do not have any other material commitments for capital expenditures. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financings in addition to what is required to fund our present operations.

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

Rainbow Coral Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2012	2011

CASH (USED IN) OPERATING ACTIVITIES:
Net loss	$(555,211)	$(17,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	355,000	—
Changes in operating assets and liabilities:
Inventory	(21,840)	—
Prepaid expenses	(350)	—
Accounts payable and accrued liabilities	27,306	3,032
NET CASH (USED IN) OPERATING ACTIVITIES	(195,095)	(13,981)

CASH USED IN INVESTING ACTIVITIES
Acquisition of Father Fish, net of cash acquired	6,229	—
Purchase of fixed assets	(6,460)	—
NET CASH USED IN INVESTING ACTIVITIES	(231)	—

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from advances	182,751	—
Proceeds from issuance of loans to related parties	31,299	—
Proceeds from sale of stock	—	34,000
Repayments of notes payable	(18,524)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	195,526	34,000

NET INCREASE IN CASH	200	20,019
CASH, at the beginning of the period	20,019	—

CASH, at the end of the period	$20,219	$20,019

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Acquisition of Father Fish for note payable	$40,000	$—

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Number Description

2.1	Stock Purchase Agreement, dated as of June 13, 2011, by and among Rainbow Coral Corporation and Father Fish Aquarium, Inc. (1)

2.2	Membership Interest Purchase Agreement, dated as of June 13, 2011 by and among Father Fish Aquarium, Inc. and Father Fish Aquarium, LLC. (1)

3.1	Articles of Incorporation of Rainbow Coral Corp. (2)

3.2	Articles of Amendment of Rainbow Coral Corp. (1)

3.3	Articles of Amendment of Rainbow Coral Corp. (3)

3.4	Bylaws of Rainbow Coral Corp. (2)

3.5	Articles of Incorporation of Father Fish Aquarium, Inc. (1)

3.6	Articles of Amendment of Father Fish Aquarium, Inc. (1)

3.7	Bylaws of Father Fish Aquarium, Inc. (1)

3.8	Articles of Organization of Father Fish Aquarium, LLC (1)

3.9	Articles of Amendment of Father Fish Aquarium, LLC (1)

3.10	Bylaws of Father Fish Aquarium, LLC (1)

10.1	Note from Rainbow Coral Corp. to Louis Foxwell (1)

31.1 *	Section 302 Certification

32.1 *	Section 906 Certification

101 *, **	XBRL Interactive Data

* Filed or furnished herewith

** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

(1) Incorporated by reference to the comparable exhibit filed with our Form 8-K filed on June 13, 2011

(2) Incorporated by reference to the comparable exhibit filed with our Registration Statement on Form S-1

(3) Filed on July 17, 2012 as an exhibit to the Registrant’s Form 10-K for the year ended March 31, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 18, 2012	Rainbow Coral Corp.

By: /s/ Patrick Brown
Patrick Brown
Chairman of the Board
Chief Executive Officer
Principal Financial Officer