Form 10-Q
period 2012-06-30
Rainbow Coral Corp.
filed 2012-08-14
CIK 1499790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 7,613,682 shares of common stock are issued and outstanding as of August 7, 2012.

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

RAINBOW CORAL CORP.

Balance Sheets

(Unaudited)

	June 30, 2012	March 31, 2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$24,765	$20,219
Prepaid expenses	350	350
Inventory	35,071	28,253
Total current assets	60,186	48,822

Fixed assets, net of accumulated depreciation	7,188	6,460
Goodwill	27,868	27,868

TOTAL ASSETS	$95,242	$83,150

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$33,604	$30,848
Advances payable	300,526	182,751
Total current liabilities	334,130	213,599

Note payable	59,379	52,775

TOTAL LIABILITIES	393,509	266,374

STOCKHOLDERS’ (DEFICIT)
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2011 and March 31, 2011	—	—
Common Stock, $0.0001 par value; 250,000,000 authorized; 575,000 shares and 655,000 shares issued and outstanding at June 30, 2012 and March 31, 2012, respectively	66	58
Additional paid-in capital	930,934	388,942
Accumulated Deficit	(1,229,267)	(572,224)
Total stockholders’ equity (deficit)	(298,267)	(183,224)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$95,242	$83,150

The accompanying notes are an integral part of these financial statements.

RAINBOW CORAL CORP.

Statement of Operations

(Unaudited)

	Three months ended June 30,
	2012	2011

REVENUE	$24,388	$3,670
COST OF GOODS SOLD	13,873	465

GROSS PROFIT	10,515	3,205

OPERATING EXPENSES
Sales, general and administrative expenses	667,347	31,841

LOSS FROM OPERATIONS	(656,832)	(28,636)

OTHER INCOME (EXPENSE)
Interest expense	(211)	—

NET LOSS	$(657,043)	$(28,636)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(1.06)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	622,143	550,000

The accompanying notes are an integral part of these financial statements.

RAINBOW CORAL CORP.

Statement of Stockholders’ Equity (Deficit)

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, MARCH 31, 2012	575,000	$58	$388,942	$(572,224)	$(183,224)

Shares issued for services	80,000	8	541,992	—	542,000
Net loss	—	—	—	(657,043)	(657,043)

BALANCE, JUNE 30, 2012	655,000	$66	$930,934	$(1,229,267)	$(298,267)

The accompanying notes are an integral part of these financial statements.

RAINBOW CORAL CORP.

Statement of Cash Flows

(Unaudited)

	Six months ended June 30,
	2012	2011

CASH (USED IN) OPERATING ACTIVITIES:
Net loss	$(657,043)	$(28,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	542,000	—
Changes in operating assets and liabilities:
Inventory	(6,818)	(3,320)
Accounts payable and accrued liabilities	2,756	(1,944)
NET CASH (USED IN) OPERATING ACTIVITIES	(119,105)	(33,900)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Acquisition of Father Fish, net of cash acquired	—	6,229
Purchase of fixed assets	(728)	—
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(728)	6,229

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from advances	117,775	35,000
Proceeds from issuance of notes payable	13,894	—
Repayments of notes payable	(7,290)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	124,379	35,000

NET (DECREASE) INCREASE IN CASH	4,546	7,329
CASH, at the beginning of the period	20,219	20,019

CASH, at the end of the period	$24,765	$27,348

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Acquisition of Father Fish for note payable	$—	$40,000

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

NOTE 2. GOING CONCERN

The Company incurred a net loss of $657,043 during the three months ended June 30, 2012 and had net cash used in operating activities of $119,105 for the same period.  The Company does not expect to generate positive net income or generate positive cash flow from operating activities in the coming year.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended March 31, 2012and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended June 30, 2012 are not necessarily indicative of the results for the full fiscal year ending March 31, 2013.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other” (“ASC Topic 350”). The Company has determined that there was no impairment of goodwill during the three months ended June 30, 2012.

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

NOTE 4. STOCKHOLDERS’ EQUITY

On April 13, 2012, the Company issued 20,000 shares of common stock to a third party for services. The shares were valued at $200,000 based on the market value of the stock on the date of issuance.

On April 30, 2012, the Company issued 30,000 shares of common stock to a third party for services. The shares were valued at $216,000 based on the market value of the stock on the date of issuance.

On May 31, 2012, the Company issued 30,000 shares of common stock to a third party for services. The shares were valued at $126,000 based on the market value of the stock on the date of issuance.

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

NOTE 5. SUBSEQUENT EVENTS

On July 20, 2012, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $69,586 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on July 20, 2013.  The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.01 per share. On August 1, 2012, the holder of the Convertible Promissory Note elected to the convert the note into 6,958,598 shares of common stock. These shares were issued to Glendive Investments, a significant shareholder of the Company.

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

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements for the year ended June 30, 2012 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”). Results of interim periods may not be indicative of results for the full year.

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

Revenue

Revenue increased to $24,388 for the three months ended June 30, 2012 compared to $3,670 for the three months ended June 30, 2011. The Company has been able to increase sales due to increased marketing efforts.

Cost of Goods Sold

Cost of goods sold increased to $13,873 for the three months ended June 30, 2012 compared to $465 for the comparable period of 2011. The increase in cost of goods sold was a result of the increase in revenue discussed above.

Gross Profit

Gross profit increased from $3,205 for the three months ended June 30, 2011 to $10,515 for the three months ended June 30, 2012. The increase in gross profit was a result of increased revenues as discussed above partially offset by a lower profitability rate on sales during the three months ended June 30, 2012.

General and administrative expenses

We recognized general and administrative expenses in the amount of $667,347 and $31,841 for the three months ended June 30, 2012 and for the three months ended June 30, 2011, respectively. During the three months ended June 30, 2012, we issued stock for services resulting in general and administrative expense of $542,000. The remaining increase in general and administrative expenses was the result of the increased operations of the Company as a result of the acquisition of Father Fish and exploring other business opportunities.

Going Concern

We incurred a net loss of $657,043 for the three months ended June 30, 2012. Net cash used by operations for the three months ended June 30, 2012 was $119,105. We do not anticipate having positive net income in the immediate future. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Liquidity and Capital Resources

At June 30, 2012, we had cash on hand of $24,765 and negative working capital of $273,944.

Net cash used in operating activities for the three months ended June 30, 2012 was $119,105.  We do not expect to achieve positive cash flow from operating activities in the near future.  We will require additional cash in order to fully implement our business plan.  There is no guarantee that we will be able funds when we need them or that funds will be available on terms that are acceptable to the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As smaller reporting company, this information is not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

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

As of June 30, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2012.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

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

* Filed or furnished herewith

** To be submitted by amendment.

(1) Incorporated by reference to the comparable exhibit filed with our Form 8-K filed on June 13, 2011

(2) Incorporated by reference to the comparable exhibit filed with our Registration Statement on Form S-1

(3) Incorporated by reference to the Registrant’s Form 10-K for the year ended March 31, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINBOW CORAL CORP.

BY:	/s/ Patrick Brown
Patrick Brown
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting
Officer and Sole Director

Dated: August 14, 2012