Form 10-Q/A
period 2012-06-30
Rainbow Coral Corp.
filed 2012-09-12
CIK 1499790

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012.

Additionally, we corrected two typographical errors. (1) On the Balance Sheets on page 3, in the STOCKHOLDERS’ (DEFICIT) section, the Common Stock shares issued and outstanding for the respective periods were inadvertently reversed. It is now correctly stated as “... 655,000 shares and 575,000 shares issued and outstanding at June 30, 2012 and March 31, 2012, respectively.”  (2) On the Statement of Cash Flows on page 6, the column heading has been corrected from “Six months ended June 30,” to “Three months ended June 30,”

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

RAINBOW CORAL CORP.

Balance Sheets

(Unaudited)

	June 30, 2012	March 31, 2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$24,765	$20,219
Prepaid expenses	350	350
Inventory	35,071	28,253
Total current assets	60,186	48,822

Fixed assets, net of accumulated depreciation	7,188	6,460
Goodwill	27,868	27,868

TOTAL ASSETS	$95,242	$83,150

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$33,604	$30,848
Advances payable	300,526	182,751
Total current liabilities	334,130	213,599

Note payable	59,379	52,775

TOTAL LIABILITIES	393,509	266,374

STOCKHOLDERS’ (DEFICIT)
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2011 and March 31, 2011	—	—
Common Stock, $0.0001 par value; 250,000,000 authorized; 655,000 shares and 575,000 shares issued and outstanding at June 30, 2012 and March 31, 2012, respectively	66	58
Additional paid-in capital	930,934	388,942
Accumulated Deficit	(1,229,267)	(572,224)
Total stockholders’ equity (deficit)	(298,267)	(183,224)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$95,242	$83,150

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

Dated: September 12 , 2012