Form 10-Q
period 2012-09-30
Rainbow Coral Corp.
filed 2012-11-19
CIK 1499790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 9,168,598 shares of common stock are issued and outstanding as of November 16, 2012.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Rainbow Coral Corp. a Florida corporation.

RAINBOW CORAL CORP.

Balance Sheets

	September 30, 2012	March 31, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,751	$20,219
Prepaid expenses	350	350
Inventory	39,020	28,253
Total current assets	58,121	48,822

Fixed assets, net of accumulated depreciation	6,469	6,460
Goodwill	27,868	27,868

TOTAL ASSETS	$92,458	$83,150

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$34,944	$30,848
Advances payable	272,410	182,751
Total current liabilities	307,354	213,599

Convertible note payable, net of discount of $2,299	1,980	—
Note payable	63,706	52,775

TOTAL LIABILITIES	373,040	266,374

STOCKHOLDERS’ (DEFICIT)
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2012 and March 31, 2012	—	—
Common Stock, $0.0001 par value; 250,000,000 authorized; 575,000 shares and 9,168,598 shares issued and outstanding at September 30, 2012 and March 31, 2012, respectively	917	58
Additional paid-in capital	1,103,455	388,942
Accumulated Deficit	(1,384,954)	(572,224)
Total stockholders’ equity (deficit)	(280,582)	(183,224)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$92,458	$83,150

The accompanying notes are an integral part of these financial statements.

RAINBOW CORAL CORP.

Statement of Operations

(Unaudited)

	Six months ended September 30,		Three months ended September 30
	2012	2011	2012	2011

REVENUE	$51,956	$34,690	$27,568	$31,020
COST OF GOODS SOLD	27,657	25,968	13,784	25,503

GROSS PROFIT	24,299	8,722	13,784	5,517

OPERATING EXPENSES
Sales, general and administrative expenses	749,702	50,401	82,355	18,560

LOSS FROM OPERATIONS	(725,403)	(41,479)	(68,571)	(13,043)

OTHER INCOME (EXPENSE)
Interest expense	(87,327)	(731)	(87,116)	(731)

NET LOSS	$(812,730)	$(42,410)	$(155,687)	$(13,774)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.24)	$(0.08)	$(0.03)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	3,355,715	550,000	6,059,575	550,000

The accompanying notes are an integral part of these financial statements.

RAINBOW CORAL CORP.

Statement of Stockholders’ Equity (Deficit)

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, MARCH 31, 2012	575,000	$58	$388,942	$(572,224)	$(183,224)

Shares issued for:
Services	80,000	8	541,992	—	542,000
Conversion of notes payable	8,513,598	851	84,285	—	85,136
Discount on issuance of convertible notes payable	—	—	88,236	—	88,236
Net loss	—	—	—	(812,730)	(812,730)

BALANCE, SEPTEMBER 30, 2012	9,168,598	$917	$1,103,455	$(1,384,954)	$(368,818)

Effective June 28, 2012, the Company effected a one-for-20 reverse stock split.  All share and per share amounts have been retroactively restated to reflect the reverse stock split.

The accompanying notes are an integral part of these financial statements.

RAINBOW CORAL CORP.

Statement of Cash Flows

(Unaudited)

	Six months ended September 30,
	2012	2011

CASH (USED IN) OPERATING ACTIVITIES:
Net loss	$(812,730)	$(42,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	542,000	—
Amortization of discount on convertible notes payable	85,937	—
Depreciation	719	—
Changes in operating assets and liabilities:
Inventory	(10,767)	(9,132)
Accounts payable and accrued liabilities	5,275	4,768
NET CASH (USED IN) OPERATING ACTIVITIES	(189,566)	(46,774)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Acquisition of Father Fish, net of cash acquired	—	6,229
Purchase of fixed assets	(728)	(1,760)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(728)	4,469

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from advances	177,895	44,350
Proceeds from issuance of notes payable	25,721	—
Repayments of notes payable	(14,790)	(6,934)
NET CASH PROVIDED BY FINANCING ACTIVITIES	188,826	37,416

NET (DECREASE) INCREASE IN CASH	(1,468)	(4,889)
CASH, at the beginning of the period	20,219	20,019

CASH, at the end of the period	$18,751	$15,130

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Acquisition of Father Fish for note payable	$—	$40,000
Refinance of advances into convertible notes payable	$88,236	$—
Discount on convertible notes payable	$88,236	$—
Issuance of common stock for convertible notes payable	$85,136	$—

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

NOTE 2. GOING CONCERN

The Company incurred a net loss of $812,730 during the six months ended September 30, 2012 and had net cash used in operating activities of $189,566 for the same period.  The Company does not expect to generate positive net income or generate positive cash flow from operating activities in the coming year.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The results of operations for the three month period ended September 30, 2012 are not necessarily indicative of the results for the full fiscal year ending March 31, 2013.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other” (“ASC Topic 350”). The Company has determined that there was no impairment of goodwill during the three months ended September 30, 2012.

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

Additionally, on July 20, 2012, the Company signed a Convertible Promissory Note which refinanced non-interest bearing advances in the amount of $18,650 into a convertible note payable. The Convertible Promissory Note bears interest at 10% per annum and is payable along with accrued interest on July 20, 2013.  The Convertible Promissory Note is convertible into common stock at the option of the holder at the rate of $0.01 per share.

The Company evaluated the application of ASC 470-50-40/55, Debtor’s Accounting for a Modification or Exchange of Debt Instrument as it applies to the two notes listed above and concluded that the revised terms constituted a debt modification rather than a debt extinguishment because the present value of the cash flow under the terms of each of the new instruments was less than 10% from the present value of the remaining cash flows under the terms of the original notes. No gain or loss on the modifications was required to be recognized.

The Company evaluated the terms of these notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion features and account for them as a separate derivative liabilities. The Company evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note.  Therefore, the Company recognized beneficial conversion features in the amounts of $69,586 and $18,650 on July 20, 2012. The beneficial conversion features were recorded as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discounts to the Convertible Notes Payable will be amortized to interest expense over the life of the respective notes.

On August 1, 2012, the holder of the Convertible Promissory Note in the amount of $69,586 elected to the convert the note into 6,958,598 shares of common stock. These shares were issued to Glendive Investments, a significant shareholder of the Company. As a result of the conversion on August 1, 2012, the remaining unamortized discount of $69,586 was immediately amortized to interest expense.

On August 2, 2012, the holder of the Convertible Promissory Note in the amount of $18,650 assigned notes in the total principal amount of $13,500 to three different entities. On the same date, the holders of Convertible Promissory Notes elected to convert principal in the amount of $11,250 into 1,125,000 shares of common stock. As a result of this conversion, the remaining unamortized discount related to the converted principal in the amount of $9,270 was immediately amortized to interest expense.

On July 25, 2012, the original holder of the Convertible Promissory Note in the amount of $18,650 assigned notes in the total principal amount of $5,150 to a different entity. On August 30, 2012, the holder elected to convert principal in the amount of $4,300 into 430,000 shares of common stock. As a result of this conversion, the remaining unamortized discount related to the converted principal in the amount of $3,536 was immediately amortized to interest expense.

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

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements for the year ended March 31, 2012 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”). Results of interim periods may not be indicative of results for the full year.

Six months ended September 30, 2012 compared to the six months ended September 30, 2011

Revenue

Revenue increased to $51,956 for the six months ended September 30, 2012 compared to $34,690 for the six months ended September 30, 2011. The Company has been able to increase sales due to increased marketing efforts.

Cost of Goods Sold

Cost of goods sold increased to $27,657 for the six months ended September 30, 2012 compared to $25,968 for the comparable period of 2011. The increase in cost of goods sold was less than the increase in revenue due to the Company’s efforts at controlling costs.

Gross Profit

Gross profit increased from $8,722 for the six months ended September 30, 2011 to $24,299 for the six months ended September 30, 2012. The increase in gross profit was a result of increased revenues as discussed above and a higher profitability rate on sales during the six months ended September 30, 2012.

General and administrative expenses

We recognized general and administrative expenses in the amount of $749,702 and $41,679 for the six months ended September 30, 2012 and for the three months ended September 30, 2011, respectively. During the six months ended September 30, 2012, we issued stock for services resulting in general and administrative expense of $542,000. The remaining increase in general and administrative expenses was the result of the increased operations of the Company as a result of the acquisition of Father Fish and exploring other business opportunities.

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

Revenue

Revenue decreased slightly to $27,568 for the three months ended September 30, 2012 compared to $31,020 for the three months ended September 30, 2011.

Cost of Goods Sold

Cost of goods sold decreased to $13,784 for the three months ended September 30, 2012 compared to $25,503 for the comparable period of 2011. The decrease in cost of goods sold was the result of the Company’s efforts to control costs.

Gross Profit

Gross profit increased from $5,517 for the three months ended September 30, 2011 to $13,784 for the three months ended September 30, 2012. The increase in gross profit was a result of an increased profitability rate partially offset by slightly lower revenues during the three months ended September 30, 2012.

General and administrative expenses

We recognized general and administrative expenses in the amount of $82,355 and $731 for the three months ended September 30, 2012 and for the three months ended September 30, 2011, respectively. The increase in general and administrative expenses was the result of the increased operations of the Company as a result of the acquisition of Father Fish and exploring other business opportunities.

Going Concern

We incurred a net loss of $812,730 for the six months ended September 30, 2012. Net cash used by operations for the six months ended September 30, 2012 was $189,566. We do not anticipate having positive net income in the immediate future. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Liquidity and Capital Resources

At September 30, 2012, we had cash on hand of $18,751 and negative working capital of $249,233.

Net cash used in operating activities for the three months ended September 30, 2012 was $189,566.  We do not expect to achieve positive cash flow from operating activities in the near future.  We will require additional cash in order to fully implement our business plan.  There is no guarantee that we will be able funds when we need them or that funds will be available on terms that are acceptable to the Company.

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

As of September 30, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2012.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 2, 2012, we issued 1,125,000 shares of common stock for the conversion of $11,250 of principal of the Convertible Note Payable.

On August 30, 2012, we issued 430,000 shares of common stock for the conversion of $4,300 of principal of theConvertible Note Payable.

An exemption under Section 4(1) of the Securities Act is claimed for the common stock issued in the above conversions since the criteria of Rule 144 were satisfied.

On August 1, 2012, we issued 6,958,598 shares of restricted common stock for the conversion of $69,586 of principal of the Convertible Note Payable.

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

Dated: November 19, 2012