Form 10-Q
period 2012-12-31
Rainbow Coral Corp.
filed 2013-02-19
CIK 1499790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 11,407,328 shares of common stock are issued and outstanding as of February 15, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Rainbow Coral Corp. a Florida corporation.

RAINBOW CORAL CORP.

Consolidated Balance Sheets

	December 31, 2012	March 31, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$17,075	$20,219
Prepaid expenses	350	350
Inventory	29,020	28,253
Total current assets	46,445	48,822

Fixed assets, net of accumulated depreciation of $1,438 and $-, respectively	5,750	6,460
Goodwill	27,868	27,868

TOTAL ASSETS	$80,063	$83,150

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$32,470	$30,848
Advances payable	101,333	182,751
Total current liabilities	133,803	213,599

Convertible note payable, net of discount of $108,779	30,581	—
Note payable	1,686	21,476
Notes payable to related party	74,635	31,299

TOTAL LIABILITIES	240,705	266,374

STOCKHOLDERS’ (DEFICIT)
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2012 and March 31, 2012.	—	—
Common Stock, $0.0001 par value; 250,000,000 shares authorized; 10,968,682 shares and 575,000 shares issued and outstanding at December 31, 2012 and March 31, 2012, respectively.	1,097	58
Additional paid-in capital	1,405,565	388,942
Accumulated Deficit	(1,567,304)	(572,224)
Total stockholders’ equity (deficit)	(160,642)	(183,224)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$80,063	$83,150

The accompanying notes are an integral part of these consolidated financial statements.

RAINBOW CORAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Nine months ended December 31,		Three months ended December 31,
	2012	2011	2012	2011

REVENUE	$76,808	$57,180	$24,852	$22,490
COST OF GOODS SOLD	52,569	37,213	24,912	11,245

GROSS PROFIT	24,239	19,967	(60)	11,245

OPERATING EXPENSES
General and administrative expenses	813,391	120,221	63,689	69,820

LOSS FROM OPERATIONS	(789,152)	(100,254)	(63,749)	(58,575)

OTHER (EXPENSE)
Interest expense	(205,928)	(1,156)	(118,601)	(425)

NET LOSS	$(995,080)	$(101,410)	$(182,350)	$(59,000)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.18)	$(0.18)	$(0.02)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	5,392,082	550,000	9,442,595	550,000

The accompanying notes are an integral part of these consolidated financial statements.

RAINBOW CORAL CORP.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, MARCH 31, 2012	575,000	$58	$388,942	$(572,224)	$(183,224)

Shares issued for:
Services	80,000	8	541,992	—	542,000
Conversion of notes payable	10,313,598	1,031	174,105	—	175,136
Rounding as a result of reverse split	84	—	—	—	—
Discount on issuance of convertible notes payable	—	—	300,526	—	300,526
Net loss	—	—	—	(995,080)	(995,080)

BALANCE, December 31, 2012	10,968,682	$1,097	$1,405,565	$(1,567,304)	$(461,168)

On June 28, 2012, the Company effected a one-for-20 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

RAINBOW CORAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended December 31,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(995,080)	$(101,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	542,000	—
Amortization of discount on convertible notes payable	191,747	—
Depreciation	1,438	—
Changes in operating assets and liabilities:
Inventory	(767)	(16,697)
Prepaid expenses	—	(350)
Accounts payable and accrued liabilities	1,622	20,823
Accrued interest payable	13,970	—
NET CASH (USED IN) OPERATING ACTIVITIES	(245,070)	(97,634)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of Father Fish, net of cash acquired	—	6,229
Purchase of fixed assets	(728)	(4,460)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(728)	1,769

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	—	13,474
Proceeds from advances	219,108	88,236
Proceeds from issuance of loans to related parties	43,336	—
Repayments of notes payable to related parties	(19,790)	(11,344)
NET CASH PROVIDED BY FINANCING ACTIVITIES	242,654	90,366

NET (DECREASE) IN CASH	(3,144)	(5,499)
CASH, at the beginning of the period	20,219	20,019

CASH, at the end of the period	$17,075	$14,520

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Acquisition of Father Fish for note payable	$—	$40,000
Refinance of advances into convertible notes payable	$300,526	$—
Discount on convertible notes payable	$300,526	$—
Issuance of common stock for convertible notes payable	$175,136	$—

The accompanying notes are an integral part of these consolidated financial statements.

RAINBOW CORAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

NOTE 2. GOING CONCERN

The Company incurred a net loss of $995,080 during the nine months ended December 31, 2012 and had negative cash flow from operating activities of $245,070 for the same period. The Company does not expect to generate positive net income or generate positive cash flow from operating activities in the coming year. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended March 31, 2012 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the nine month period ended December 31, 2012 are not necessarily indicative of the results for the full fiscal year ending March 31, 2013.

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States (See Note 2 regarding the assumption that the Company is a “going concern”).

Principles of Consolidation

The consolidated financial statements include the accounts of Rainbow Coral Corp. and its wholly-owned subsidiaries, Rainbow Biosciences, LLC and Father Fish Aquarium, Inc.  All material intercompany accounts and transactions are eliminated in consolidation. The year end for the Company and its subsidiaries is March 31.

Use of Estimates

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $17,075 and $20,019 at December 31, 2012 and March 31, 2012, respectively.

Inventory

The Company follows ASC 330, Inventory. Inventory represents live coral and other items valued at the lower of cost or net realizable value determined using the weighted average cost method, and with market defined as the lower of replacement cost or realizable value. The cost of inventory includes all costs of purchase, costs of conversion and other costs incurred in bringing the inventory to its present location and condition. The cost of conversion of living coral inventory includes the cost of maintenance through the balance sheet date. Inventory is reduced for the estimated losses due to obsolescence.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other” (“ASC Topic 350”). The Company has determined that there was no impairment of goodwill during the three months ended December 31, 2012.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31 or March 31, 2012.

Revenue and Cost Recognition

In accordance with ASC 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is generated from the sales of live coral and other related products in a retail setting. Revenue is recognized net of sales returns and allowances.

Share-based Expense

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the nine months ended December 31, 2012 and 2011 was $542,000 and $0, respectively.

Earnings (Loss) per Share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  For the nine month and three month periods ended December 31, 2012 and 2011, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions for the periods ending December 31 and March 31, 2012 totaled $74,635 and $31,299, respectively and were comprised of notes payable.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of December 31 and March 31, 2012.

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 4. CONVERTIBLE NOTES PAYABLE

During the nine months ended December 31, 2012, the Company entered into Convertible Promissory Notes which refinance non-interest bearing advances. The Convertible Promissory Notes entered into had the following terms:

Effective Date	Maturity Date	Interest Rate	Conversion Rate	Loan Amount
November 30, 2011	July 20, 2013	10%	$0.01 per share	$ 69,586
December 31, 2011	July 20, 2013	10%	$0.01 per share	$ 18,650
March 31, 2012	March 31, 2014	10%	$0.05 per share	$ 94,515
June 30, 2012	June 30, 2014	10%	$0.04 per share	$ 117,775

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder.

Convertible notes payable consist of the following as of December 31, 2012:

Convertible note payable effective December 31, 2011 due July 20, 2013, bearing interest at 10% per year, convertible into common stock at a rate of $0.01 per share	$3,100
Convertible note payable effective March 31, 2012 due March 31, 2014, bearing interest at 10% per year, convertible into common stock at a rate of $0.05 per share	4,515
Convertible note payable effective June 30, 2012 due June 30, 2014, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share	117,775
Total convertible notes payable	125,390
Add: Accrued interest payable	13,970
Less: Discounts on convertible notes payable	(108,779)
Convertible notes payable	$30,581

There were no convertible notes payable outstanding as of March 31, 2012.

The Company evaluated the application of ASC 470-50-40/55, Debtor’s Accounting for a Modification or Exchange of Debt Instrument as it applies to the notes listed above and concluded that the revised terms constituted a debt modification rather than a debt extinguishment because the present value of the cash flow under the terms of each of the new instruments was less than 10% from the present value of the remaining cash flows under the terms of the original notes. No gain or loss on the modifications was required to be recognized.

The Company evaluated the terms of these notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion features and account for them as a separate derivative liabilities. The Company evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized beneficial conversion features in the amounts of $69,586, $18,650, $94,515 and $117,775 on the date the note was signed. The beneficial conversion features were recorded as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discounts to the Convertible Notes Payable will be amortized to interest expense over the life of the respective notes.

On August 1, 2012, the holder of the Convertible Promissory Note in the original amount of $69,586 elected to the convert the note into 6,958,598 shares of common stock. These shares were issued to Glendive Investments, a significant shareholder of the Company. As a result of the conversion on August 1, 2012, the remaining unamortized discount of $69,586 was immediately amortized to interest expense.

On August 2, 2012, the holders of Convertible Promissory Notes in the original amount of $18,650 elected to convert principal in the amount of $11,250 into 1,125,000 shares of common stock. As a result of this conversion, the remaining unamortized discount related to the converted principal in the amount of $9,270 was immediately amortized to interest expense.

On August 30, 2012, the holder of the Convertible Promissory Note in the original amount of $18,650 elected to convert principal in the amount of $4,300 into 430,000 shares of common stock. As a result of this conversion, the remaining unamortized discount related to the converted principal in the amount of $3,536 was immediately amortized to interest expense.

On December 17, 2012, the holders of the Convertible Promissory Note in the original amount of $94,515 elected to convert principal in the amount of $90,000 into 1,800,000 shares of common stock. As a result of this conversion, the remaining unamortized discount related to the converted principal in the amount of $75,594 was immediately amortized to interest expense.

NOTE 5. STOCKHOLDERS’ EQUITY

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

On August 1, 2012, the Company issued 6,958,596 shares of common stock as a result of conversion of a Convertible Note Payable in the amount of $69,586.

On August 2, 2012, the Company issued 1,125,000 shares of common stock as a result of the conversion of a Convertible Note Payable in the amount of $11,250.

On August 30, 2012, the Company issued 430,000 shares of common stock as a result of the conversion of a Convertible Note Payable in the amount of $4,300.

On December 17, 2012, the Company issued 1,800,000 shares of common stock as a result of the conversion of a Convertible Note Payable in the amount of $90,000.

NOTE 6. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were issued. Based on our evaluation, only the event described below requires disclosure.

On February 4, 2013, the holder of the Convertible Promissory Note in the original amount of $18,650 elected to convert the remaining principal in the amount of $3,100 and accrued interest in the amount of $1,286 into 438,646 shares of common stock. As a result of this conversion, the remaining unamortized discount related to the converted principal in the amount of $1,697 was immediately amortized to interest expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Nine months ended December 31, 2012 compared to the nine months ended December 31, 2011

Revenue

Revenue increased to $76,808 for the nine months ended December 31, 2012 compared to $57,180 for the nine months ended December 31, 2011. The Company has been able to increase sales due to increased marketing efforts.

Cost of Goods Sold

Cost of goods sold increased to $52,569 for the nine months ended December 31, 2012 compared to $37,213 for the comparable period of 2011. The increase in cost of goods sold was greater than the increase in revenue since the Company made more sales at discounted prices.

Gross Profit

Gross profit increased from $19,967 for the nine months ended December 31, 2011 to $24,239 for the nine months ended December 31, 2012. The increase in gross profit was a result of increased revenues as discussed above partially offset by a lower profitability rate on sales during the nine months ended December 31, 2012.

General and administrative expenses

We recognized general and administrative expenses in the amount of $813,391 and $120,221 for the nine months ended December 31, 2012 and 2011, respectively. During the nine months ended December 31, 2012, we issued stock for services resulting in general and administrative expense of $542,000. The remaining increase in general and administrative expenses was the result of the increased operations of the Company as a result of the acquisition of Father Fish and exploring other business opportunities.

Interest Expense

Interest expense increased from $1,156 for the nine months ended December 31, 2011 to $205,928 for the nine months ended December 31, 2012. Interest expense for the nine months ended December 31, 2012 included amortization of discount on convertible notes payable in the amount of $191,747. The remaining increase is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $995,080 for the nine months ended December 31, 2012 as compared to $101,410 for the comparable period of 2011. The increase in the net loss was primarily the result of the increase in the general and administrative expense and interest expense as discussed above.

Three months ended December 31, 2012 compared to the three months ended December 31, 2011

Revenue

Revenue increased slightly to $24,852 for the three months ended December 31, 2012 compared to $22,490 for the three months ended December 31, 2011. The slight increase in revenue was the result in increased sales quantities partially offset by lower sales prices.

Cost of Goods Sold

Cost of goods sold increased to $24,912 for the three months ended December 31, 2012 compared to $11,245 for the comparable period of 2011. The increase in cost of goods sold was the result of increased sales quantities, although more sales were made at a discounted price.

Gross Profit

Gross profit decreased from $11,245 for the three months ended December 31, 2011 to a loss of $60 for the three months ended December 31, 2012. The decrease in gross profit was a result of a decreased profitability rate during the three months ended December 31, 2012.

General and administrative expenses

We recognized general and administrative expenses in the amount of $63,689 and $69,820 for the three months ended December 31, 2012 and for the three months ended December 31, 2011, respectively. The slight decrease was the result of lower expense related to business development during 2012.

Interest Expense

Interest expense increased from $425 for the three months ended December 31, 2011 to $118,601 for the three months ended December 31, 2012. Interest expense for the three months ended December 31, 2012 includes amortization of discount on convertible notes payable in the amount of $105,810. The remaining increase is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $182,350 for the three months ended December 31, 2012 as compared to $59,000 for the comparable period of 2011. The increase in the net loss was primarily the result of the increase in interest expense as discussed above.

Going Concern

We incurred a net loss of $995,080 for the nine months ended December 31, 2012. Net cash used by operations for the nine months ended December 31, 2012 was $245,070. We do not anticipate having positive net income in the immediate future. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Liquidity and Capital Resources

At December 31, 2012, we had cash on hand of $17,075 and negative working capital of $87,358.

Net cash used in operating activities for the nine months ended December 31, 2012 was $245,070. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to fully implement our business plan. There is no guarantee that we will be able funds when we need them or that funds will be available on terms that are acceptable to the Company.

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

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 17, 2012, we issued 1,800,000 shares of common stock as a result of the conversion of a Convertible Note Payable in the amount of $90,000.

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

Dated: February 19, 2013