Form 10-Q/A
period 2012-09-30
Rainbow Coral Corp.
filed 2013-02-21
CIK 1499790

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2012 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Interactive Data Files relating to our Form 10-Q for the period ended September 30, 2012, filed with the Securities and Exchange Commission on November 19, 2012.

Additionally, we corrected a typographical error on the Statement of Stockholders’ Equity (Deficit) on page 5. The “BALANCE, SEPTEMBER 30, 2012” in the “Total” column was incorrectly stated as “(368,818)”. It is now correctly stated as “(280,582)”.

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

RAINBOW CORAL CORP.

Statement of Stockholders’ Equity (Deficit)

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, MARCH 31, 2012	575,000	$58	$388,942	$(572,224)		$(183,224)

Shares issued for:
Services	80,000	8	541,992	—		542,000
Conversion of notes payable	8,513,598	851	84,285	—		85,136
Discount on issuance of convertible notes payable	—	—	88,236	—		88,236
Net loss	—	—	—	(812,730)		(812,730)

BALANCE, SEPTEMBER 30, 2012	9,168,598	$917	$1,103,455	$(1,384,954)	$	(280,582)

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

Dated: February 21, 2013