Form 10-Q/A
period 2012-12-31
Rainbow Coral Corp.
filed 2013-03-12
CIK 1499790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2012 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Interactive Data Files relating to our Form 10-Q for the period ended December 31, 2012, filed with the Securities and Exchange Commission on February 19, 2013.

Additionally, we corrected a typographical error on the Consolidated Statements of Stockholders’ Equity (Deficit) on page 5. The “BALANCE, December 31, 2012 ” in the “Total” column was incorrectly stated as “(461,168)”. It is now correctly stated as “(160,642)”.

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

RAINBOW CORAL CORP.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, MARCH 31, 2012	575,000	$58	$388,942	$(572,224)		$(183,224)

Shares issued for:
Services	80,000	8	541,992	—		542,000
Conversion of notes payable	10,313,598	1,031	174,105	—		175,136
Rounding as a result of reverse split	84	—	—	—		—
Discount on issuance of convertible notes payable	—	—	300,526	—		300,526
Net loss	—	—	—	(995,080)		(995,080)

BALANCE, December 31, 2012	10,968,682	$1,097	$1,405,565	$(1,567,304)	$	(160,642)

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

Dated: March 12, 2013