Form 10-K/A
period 2012-03-31
Rainbow Coral Corp.
filed 2013-07-16
CIK 1499790

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to our Annual Report on Form 10-K for the year ended March 31, 2012 (“Form 10-K”) is to add certain disclosures which were not included in our original Form 10-K filed on July 17, 2012.

The disclosures which were added are as follows:

•	Item 1. Business was revised to more accurately describe our current operations and our investment in N3D Biosciences;
•	Item 2. Properties was revised to more completely describe all properties we lease and utilize;
•	Results of Operations for the year ended March 31, 2012 compared to the period from inception (August 13, 2010) through March 31, 2011 was revised to describe the results our of operations;
•	Note 3 to the Financial Statements was revised to describe our accounting policies related to Inventory and Revenue and Cost Recognition; and
•	Note 9 to the Financial Statements was revised to describe our operating lease obligations.

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

ii

RAINBOW CORAL CORP.

FORM 10-K

iii

Part I

Item 1. Business.

Rainbow Coral Corp. (“we”, “us”, “our”, “RBCC”, or the “Company”) was incorporated in the State of Florida on August 13, 2010. On June 13, 2011 we acquired all of the assets and the business of Father Fish Aquarium, Inc . , (“Father Fish”) for $50,000. We plan to continue the business of Father Fish under the name of Rainbow Coral Corp. The Company’s current business is operating a retail fish store and coral farm facility. The Company was formed to build a coral farm facility to develop and propagate (or grow) live coral, independent of oceans, as a future farm reserve against the decline of natural wild reefs. In order to fully implement our business plan, we plan to develop a larger scale coral farm facility in order to grow, harvest and distribute as many varieties of hard and soft sizes as possible for use by consumers and as a source for advances in bio-research. The uses for coral as a source of potential leading edge medical discoveries are an attractive opportunity for the Company’s coral farming activity. We believe that the world of bio-research is a natural continuation of our core coral propagation business. Accordingly on October 23, 2011, the Company formed a subsidiary, Rainbow Biosciences, LLC to explore opportunities within the bioscience market. On March 13, 2012, we entered into a stock purchase agreement (“N3D Stock Purchase Agreement”) with Nano3D Biosciences, Inc. (“N3D”), a Texas corporation that has developed a unique concept in three dimensional cell research tools. Under the terms of the N3D Stock Purchase Agreement, we have agreed to acquire 604 shares of common stock of N3D, representing approximately 5% of the outstanding shares on the date of the agreement, for a price of $413.62 per share . According to the N3D Stock Purchase Agreement, the total purchase price of $249,826 is to be paid by making weekly payments of $5,000 until fully paid. We made weekly investments of $5,000 in N3D up to a total of $60,000 resulting in our acquisition of approximately 145 shares of N3D’s common stock. We discontinued payments to N3D in May 2012 because of their delay in reaching certain milestones in the commercialization process. Their ability to achieve scientific adoption of their new methodology has been slower than expected; however, we remain enthusiastic about the potential of this investment to generate positive returns for our Company as their device is a significant technological advancement in cell culturing. Once N3D reaches certain milestones in the development of the Bio-Assembler, we will consider resuming our investment in N3D. We remain shareholders of N3D as a result of the $60,000 investment that we have made and continue to support N3D with marketing and other support.

Our subsidiary, Father Fish, is a retail tropical fish store with a license from the Florida Department of Agriculture to raise a number of ornamental animals. Among these are various types of coral and the live food they require for nutrition. In addition, Father Fish raises a number of fresh water and salt water fish and invertebrates. Sales are made out of a retail location in Florida, online to hobbyists and serious collectors, and through contracts with local departments of education for classroom and science lab use. Father Fish has a varied customer base and no individual customer is significant to the total sales of the Company.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Executive Offices

We lease office space located at 495 Grand Blvd., Suite 206, Miramar Beach, Florida 32550 on a month-to-month basis in an executive office suite. The rent is approximately $110 per month. The amount of space utilized is flexible and depends on our needs for each month.

Our CEO utilizes office space in Houston, Texas, an area of significant biomedical research, on a month-to-month basis through a sublease from a professional services corporation. The sublease comprises approximately 425 square feet. The Company pays approximately $1,100 per month for rent, which along with other services, is billed on a proportional basis with other companies that also occupy this space.

Retail Location

We lease a combined retail and warehouse location in Venice, Florida. The space is approximately 3,000 square feet and is adequate for our needs. The lease term is one year. The rent is approximately $800 per month.

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

Results of Operations for the year ended March 31, 2012 compared to the period from inception (August 13, 2010) through March 31, 2011

Revenue

During the year ended March 31, 2012, we recognized revenue of $74,675. There was no revenue recognized during the comparable period of 2011 because we were a shell company during that time period. The revenue for the year ended March 31, 2012 was derived from retail sales of coral, fish and related supplies through our subsidiary, Father Fish. Revenue is included for the period from June 14, 2011 (date of acquisition of Father Fish) through March 31, 2012.

Cost of Goods Sold

During the year ended March 31, 2012, we recognized cost of goods sold of $46,061. There was no cost of goods sold recognized during the comparable period of 2011. The cost of goods sold for the year ended March 31, 2012 represents the costs associated with the items sold to generate the revenue described above. Cost of goods sold includes cost of acquiring, propagating and holding coral, fish and live plants. In addition, it includes the cost of acquiring other related supplies. Cost of goods sold includes the cost associated with generating revenue during the period from June 14, 2011 (date of acquisition of Father Fish) through March 31, 2012.

General and administrative expenses

We recognized general and administrative expenses in the amount of $582,349 and $17,013 for the year ended March 31, 2012 and for the period from inception (August 13, 2010) through March 31, 2011, respectively. General and administrative expense was comprised of the following:

	Year Ended March 31, 2012	Period from August 13, 2010 (date of inception) through March 31, 2011
Stock based compensation	$355,000	$—
General and administrative expense of Father Fish	63,820	—
Officer compensation	50,000	—
Other general and administrative expense	113,529	17,013
Total general and administrative expense	$582,349	$17,013

During the year ended March 31, 2012, we issued stock for services resulting in general and administrative expense of $355,000. Father Fish incurred general and administrative expense of $63,820 during the period from June 14, 2011 (date of acquisition of Father Fish) through March 31, 2012. These expenses were related to maintaining and operating the retail store in Venice, Florida. No such expenses were incurred during the year ended March 31, 2011 because Father Fish was not acquired until June 14, 2011. We incurred officer compensation of $50,000 related to cash compensation paid to Patrick Brown and Lou Foxwell. No such expense was incurred during the year ended March 31, 2011. The remaining general and administrative expense of $113,529 and $17,013 for the years ended March 31, 2012 and 2011, respectively, relates to operating the Company and maintaining its reporting status. The increase is the result of an increased level of operations by the Company as it began to implement its business plan.

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

INVENTORY – The Company follows ASC 330, Inventory. Inventory represents live coral, fresh and saltwater fish, invertebrates and other aquarium supplies valued at the lower of cost or net realizable value determined using the weighted average cost method, and with market defined as the lower of replacement cost or realizable value. The cost of inventory includes all costs of purchase, costs of conversion and other costs incurred in bringing the inventory to its present location and condition. The cost of conversion of living coral and fish inventory includes the cost of maintenance through the balance sheet date. Inventory is reduced for the estimated losses due to obsolescence and death.

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

REVENUE AND COST RECOGNITION – Our revenue arises primarily from sales of live coral, fish and other items in our retail store or as online purchases. In addition, we make sales by contracts with local departments of education for classroom and science lab use.

In accordance with ASC 605, Revenue Recognition, the Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized for retail store sales when the customer receives and pays for the merchandise. For online sales, we defer revenue and related cost of goods sold until the customer receives the products. Revenue under contracts is recognized when contract terms have been agreed to, products have been delivered and collectability is reasonably assured. Revenue is recognized net of sales returns and allowances and excludes sale tax collected.

Costs of goods sold represents product costs associated with generating revenue. It includes all costs of purchase, costs of conversion and other costs of acquiring products which have been sold.

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

9. COMMITMENTS AND CONTINGENCIES

From time to time Rainbow Coral Corp. may become a party to litigation.  Management believes that there are no current matters that would have a material effect on Rainbow Coral Corp.’s financial position or results of operations.

Operating Lease Obligations

We rent office space on a month-to-month basis. In addition, our CEO utilizes office space in Houston, Texas on an as-needed basis through a management agreement with a professional services corporation.

We lease a combined retail and warehouse location in Venice, Florida. The space is approximately 3,000 square feet and is adequate for our needs. The lease term is one year. The rent is approximately $800 per month.

10. SUBSEQUENT EVENTS

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