Form 10-K
period 2013-03-31
Rainbow Coral Corp.
filed 2013-07-16
CIK 1499790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

There were 14,798,239 shares of the registrant’s common stock issued and outstanding as of June 30, 2013.

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

ii

RAINBOW CORAL CORP.

FORM 10-K

iii

Part I

Item 1. Business.

Rainbow Coral Corp. (“we”, “us”, “our”, “RBCC”, or the “Company”) was incorporated in the State of Florida on August 13, 2010. On June 13, 2011, we acquired all of the assets and the business of Father Fish Aquarium, Inc., (“Father Fish”) for $50,000. We have continued the business of Father Fish under the name of Rainbow Coral Corp. The Company’s current business is operating a retail fish store and coral farm facility. The Company was formed to build a coral farm facility to develop and propagate (or grow) live coral, independent of oceans, as a future farm reserve against the decline of natural wild reefs. In order to fully implement our business plan, we plan to develop a larger scale coral farm facility in order to grow, harvest and distribute as many varieties of hard and soft sizes as possible for use by consumers and as a source for advances in bio-research. The uses for coral as a source of potential leading edge medical discoveries are an attractive opportunity for the Company’s coral farming activity.

We believe that the world of bio-research is a natural continuation of our core coral propagation business. Accordingly on October 23, 2011, the Company formed a subsidiary, Rainbow Biosciences, LLC to explore opportunities within the bioscience market.

On March 13, 2012, we entered into a stock purchase agreement (“N3D Stock Purchase Agreement”) with Nano3D Biosciences, Inc. (“N3D”), a Texas corporation that has developed a unique concept in three dimensional cell research tools. Under the terms of the N3D Stock Purchase Agreement, we have agreed to acquire 604 shares of common stock of N3D, representing approximately 5% of the outstanding shares on the date of the agreement, for a price of $413.62 per share. According to the N3D Stock Purchase Agreement, the total purchase price of $249,826 is to be paid by making weekly payments of $5,000 until fully paid. We made weekly investments of $5,000 in N3D up to a total of $60,000 resulting in our acquisition of approximately 145 shares of N3D’s common stock. We discontinued payments to N3D in May 2012 because of their delay in reaching certain milestones in the commercialization process. Their ability to achieve scientific adoption of their new methodology has been slower than expected; however, we remain enthusiastic about the potential of this investment to generate positive returns for our Company as their device is a significant technological advancement in cell culturing. Once N3D reaches certain milestones in the development of the Bio-Assembler, we will consider resuming our investment in N3D. We remain shareholders of N3D as a result of the $60,000 investment that we have made and continue to support N3D with marketing and other support.

On February 1, 2013, we entered into a Joint Venture Agreement with TheraKine Ltd. (“TheraKine”) in order to explore potential business opportunities to exploit TheraKine’s novel drug delivery technologies. TheraKine is the developer of a revolutionary, sustained-release drug delivery platform that could soon make local delivery of biologic agents and small molecules safer, more effective and more convenient than ever before. Under the terms of the Joint Venture Agreement, we have committed to fund $55,000 of the cash flow requirements of the Joint Venture by making weekly payments of $6,875. In addition, we will provide management and marketing services to assist with bringing the platform to market and help identify potential target users of the platform. Through July 15, 2013, we have funded $20,625 under the Joint Venture Agreement with TheraKine. We expect to continue to fund this joint venture.

Our subsidiary, Father Fish, is a retail tropical fish store with a license from the Florida Department of Agriculture to raise a number of ornamental animals. Among these are various types of coral and the live food they require for nutrition. In addition, Father Fish raises a number of fresh water and salt water fish and invertebrates. Sales are made out of a retail location in Florida and online to hobbyists and serious collectors and by contracts with local departments of education for classroom and science lab use. Father Fish has a varied customer base and no individual customer is significant to the total sales of the Company.

We were a development stage entity until June 13, 2011 when we acquired Father Fish.

The Company’s fiscal year ends on March 31.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

As of March 31, 2013, we have two employees. We do not have any employment agreements with any employees.

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

Our CEO utilizes office space in Houston, Texas, an area of significant biomedical research, on a month-to-month basis through a sublease from a professional services corporation. The space sublet comprises approximately 425 square feet. The Company pays approximately $1,100 per month for rent, which along with other services, is billed on a proportional basis with other companies that also occupy this space.

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

	High	Low
Fiscal Year Ended March 31, 2012
Quarter ended September 30, 2011	$25.00	$25.00
Quarter ended December 31, 2011	$60.00	$1.40
Quarter ended March 31, 2012	$66.00	$6.40

Fiscal Year Ended March 31, 2013
Quarter ended June 30, 2012	$14.00	$0.51
Quarter ended September 30, 2012	$2.67	$1.10
Quarter ended December 31, 2012	$2.45	$0.38
Quarter ended March 31, 2013	$0.96	$0.11

On June 1, 2012, the majority shareholder of the Company approved a 1-for-20 reverse stock split. This stock split was effective June 28, 2012.

Holders

As of the date of this filing, there were three holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.0001. The closing price of our common stock on June 28, 2013, as quoted by OTC Markets Group, Inc., was $0.27.

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

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the State of Florida contain a more complete description of the rights and liabilities of holders of our securities.

There were 14,798,239 shares of common stock issued and outstanding as of June 30, 2013. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non- assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of common stock of the Company are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

During the year ended March 31, 2013, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of March 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders (1)	6,000,000	$0.0001	5,895,000

Total	6,000,000	$0.0001	5,895,000

(1) On March 1, 2012, the Company approved its 2012 Stock Plan for Directors, Officers and Consultants (“2012 Stock Plan”). The 2012 Stock Plan authorized the issuance of 6,000,000 shares of the Company’s common stock for directors, officers, and employees (including consultants meeting the definition of “employee” under Rule 405 promulgated under the Securities Act). Pursuant to the 2012 Stock Plan, the Company registered 6,000,000 shares of its stock with the SEC on Form S-8 on March 5, 2012. The 2012 Stock Plan does not state an exercise price, and therefore, the par value of the Company’s common stock has been used.

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

On August 1, 2012, the holder of the Convertible Promissory Note in the original amount of $69,586 elected to convert the note into 6,958,598 shares of common stock. These shares were issued to Glendive Investments, a significant shareholder of the Company. As a result of the conversion on August 1, 2012, the remaining unamortized discount of $69,586 was immediately amortized to interest expense.

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

On February 4, 2013, the holder of the Convertible Promissory Note in the original amount of $18,650 elected to convert principal in the amount of $3,100 and unpaid accrued interest in the amount of $1,286 into 438,646 shares of common stock. As a result of this conversion, the remaining unamortized discount related to the converted principal in the amount of $1,697 was immediately amortized to interest expense.

On February 26, 2013, the holder of the Convertible Promissory Note in the original amount of $117,775 elected to convert principal in the amount of $22,000 into 550,000 shares of common stock. As a result of this conversion, the remaining unamortized discount related to the converted principal in the amount of $18,692.29 was immediately amortized to interest expense.

On March 6, 2013, the holder of the Convertible Promissory Note in the original amount of $117,775 elected to convert principal in the amount of $22,500 into 562,500 shares of common stock. As a result of this conversion, the remaining unamortized discount related to the converted principal in the amount of $19,030 was immediately amortized to interest expense.

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

Going Concern

We incurred a net loss of $1,263,190 for the year ended March 31, 2013. Net cash used by operations for the year ended March 31, 2013 was $373,465. We do not anticipate having positive net income in the immediate future.   These conditions create an uncertainty as to our ability to continue as a going concern.

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

Results of Operations for the year ended March 31, 2013 compared to the year ended March 31, 2012.

Revenue

During the years ended March 31, 2013 and 2012, we recognized revenue of $100,186 and $74,675, respectively. The revenue was derived from retail sales of coral, fish and related supplies through our subsidiary, Father Fish. Revenue for the year ended March 31, 2012, includes Father Fish revenue only for the period from June 14, 2011 (date of acquisition of Father Fish) through March 31, 2012. The primary reason for the increase in revenue is the fact that revenue for the year ended March 31, 2012 includes only a partial year of Father Fish revenue.

Cost of Goods Sold

During the years ended March 31, 2013 and 2012, we recognized cost of goods sold of $69,385 and $46,061, respectively. Cost of goods sold represents the costs associated with the items sold to generate the revenue described above. Cost of goods sold includes cost of acquiring, propagating and holding coral, fish and live plants. In addition, it includes the cost of acquiring other related supplies. Cost of goods sold for the year ended March 31, 2012 includes the cost associated with generating revenue during the period from June 14, 2011 (date of acquisition of Father Fish) through March 31, 2012.  The primary reason for the increase in cost of goods sold is the fact that cost of goods sold for the year ended March 31, 2012 includes only a partial year of Father Fish activity.

General and administrative expenses

We recognized general and administrative expenses in the amount of $1,026,342 and $582,349 for the years ended March 31, 2013 and 2012, respectively. General and administrative expense was comprised of the following:

	Year Ended
	2013	2012
Stock based compensation	$542,000	$355,000
General and administrative expense of Father Fish	88,549	63,820
Officer compensation	88,500	50,000
Other general and administrative expense	307,293	113,529
Total general and administrative expense	$1,026,342	$582,349

During the years ended March 31, 2013 and 2012, we issued stock to a consultant for services resulting in stock based compensation of $542,000 and $355,000, respectively. The increase in this expense is the result of more shares being issued during fiscal 2013 over fiscal 2012.

Father Fish incurred general and administrative expense of $88,549 for the year ended March 31, 2012 and $63,820 during the period from June 14, 2011 (date of acquisition of Father Fish) through March 31, 2012. These expenses were related to maintaining and operating the retail store in Venice, Florida. The primary reason for the increase in general and administrative expense for Father Fish is the result of the period ended March 31, 2012 including only a partial year of expense.

During the years ended March 31, 2013 and 2012, we incurred officer compensation of $88,500 and $50,000, respectively, related to cash compensation paid to Patrick Brown and Lou Foxwell.

The remaining general and administrative expense of $307,293 and $113,529 for the years ended March 31, 2013 and 2012, respectively, relates to operating the Company and maintaining its reporting status. The increase is the result of an increased level of operations by the Company as it began to implement its business plan. The level of expense incurred during the year ended March 31, 2013 is expected to continue for the near term.

Liquidity and Capital Resources

Net cash used by operating activities was $373,465 and $195,095 for the years ended March 31, 2013 and 2012, respectively. The primary reason for the increase in net cash used by operating activities was the increase in “Other general and administrative expense” discussed above.

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

Off Balance Sheet Arrangements

None.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows.   Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

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

GOING CONCERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended March 31, 2013, the Company had a net loss of $1,263,190 and generated negative cash flow from operations in the amount of $373,465. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends on financing its future development activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data.

Messineo & Co, CPAs LLC 2451 N McMullen Booth Rd - Ste. 309 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:

Rainbow Coral Corp.

We have audited the consolidated balance sheets of Rainbow Coral Corp. (the “Company”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ deficit, and consolidated cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of Rainbow Coral Corp. as of March 31, 2013 and 2012, and the consolidated results of its operations and its consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Messineo & Co. CPAs, LLC

Clearwater, FL

July 15, 2013

Rainbow Coral Corp.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$84,592	$20,219
Prepaid expenses	350	350
Inventory	29,020	28,253
Total current assets	113,962	48,822

Fixed assets, net of accumulated depreciation of $1,760 and $-, respectively	5,428	6,460
Goodwill	27,868	27,868
TOTAL ASSETS	$147,258	$83,150

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$110,464	$30,848
Advances payable	151,271	182,751
Current portion of convertible notes payable, net of discount of $3,491	1,024	—
Note payable to related party	94,881	—
Total current liabilities	357,640	213,599

Convertible note payable, net of discount of $193,607 and $—, respectively	24,576	—
Note payable	—	21,476
Note payable to related party	—	31,299

TOTAL LIABILITIES	382,216	266,374

COMMITMENTS AND CONTINGENCIES (Note 12)	—	—

Stockholders’ Deficit
Preferred stock; $0.0001 par value; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2013 and 2012	—	—
Common stock, 100,000,000 authorized; $0.0001 par value; 12,519,828 and 575,000 shares issued and outstanding at March 31, 2013 and 2012, respectively	1,252	58
Additional paid in capital	1,599,204	388,942
Accumulated deficit	(1,835,414)	(572,224)
Total stockholders’ deficit	(234,958)	(183,244)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$147,258	$83,150

The accompanying notes are an integral part of these consolidated financial statements.

Rainbow Coral Corp.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2013	2012

REVENUE	$100,186	$74,675
COST OF GOODS SOLD	69,385	46,061

GROSS PROFIT	30,801	28,614

OPERATING EXPENSES
Sales, general and administrative expenses	1,026,342	582,349

LOSS FROM OPERATIONS	(995,541)	(553,735)

OTHER INCOME (EXPENSE)
Interest expense	(267,649)	(1,476)

NET LOSS	$(1,263,190)	$(555,211)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.18)	$(1.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	6,921,485	551,639

The accompanying notes are an integral part of these consolidated financial statements.

Rainbow Coral Corp.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2011	550,000	$55	$33,945	$(17,013)	$16,987

Issuance of common stock for services	25,000	3	354,997	—	355,000
Net loss	—	—	—	(555,211)	(555,211)

Balance, March 31, 2012	575,000	$58	$388,942	$(572,224)	$(183,224

Issuance of common stock for:
Share-based compensation	80,000	8	541,992	—	542,000
Conversion of note payable	11,864,744	1,186	222,836	—	224,022
Share rounding as a result of reverse split	84	—	—	—	—
Discount on issuance of convertible note payable	—	—	445,434	—	445,434
Net loss	—	—	—	(1,263,190)	(1,263,190)

Balance, March 31, 2013	12,519,828	$1,252	$1,599,204	$(1,835,414)	$(234,958)

On June 28, 2012, the Company effected a one-for-20 reverse stock split. All share and per share amounts have been retroactively restated to reflect the reverse split.

The accompanying notes are an integral part of these consolidated financial statements.

Rainbow Coral Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2013	2012

CASH (USED IN) OPERATING ACTIVITIES:
Net loss	$(1,263,190)	$(555,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	542,000	355,000
Amortization of discount on convertible note payable	248,336	—
Depreciation	1,438	—
Changes in operating assets and liabilities:
Inventory	(767)	(21,840)
Prepaid expenses	—	(350)
Accounts payable and accrued liabilities	79,616	27,306
Accrued interest payable	19,102	—
NET CASH (USED IN) OPERATING ACTIVITIES	(373,465)	(195,095)

CASH USED IN INVESTING ACTIVITIES
Acquisition of Father Fish, net of cash acquired	—	6,229
Purchase of fixed assets	(406)	(6,460)
NET CASH USED IN INVESTING ACTIVITIES	(406)	(231)

CASH PROVIDED BY FINANCING ACTIVITIES:
Proceeds from advances	396,138	182,751
Proceeds from issuance of loans to related parties	61,896	31,299
Repayments of notes payable	(19,790)	(18,524)
NET CASH PROVIDED BY FINANCING ACTIVITIES	438,244	195,526

NET INCREASE IN CASH	64,373	200
CASH, at the beginning of the period	20,219	20,019

CASH, at the end of the period	$84,592	$20,219

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Acquisition of Father Fish for note payable	$—	$40,000
Refinancing of advances into convertible notes payable	$445,434	$—
Discount on convertible notes payable	$445,434	$—
Conversion of convertible notes payable into common stock	$224,022	$—

The accompanying notes are an integral part of these consolidated financial statements.

Rainbow Coral Corp.

Notes to Consolidated Financial Statements

March 31, 2013

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

We were a development stage entity until June 13, 2011 when we acquired Father Fish Aquarium, Inc. See Note 4.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company incurred a net loss of $1,263,190 during year ended March 31, 2013 and had net cash used in operating activities of $373,465 for the same period. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. The Company intends on financing its future development activities and its working capital needs largely from the issuance of debt or convertible debt until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies followed are:

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

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Rainbow Coral Corp. and its wholly owned subsidiaries, Rainbow Biosciences, LLC and Father Fish Aquarium, Inc. (collectively referred to as the “Company”). All material intercompany accounts and transactions are eliminated in consolidation. The year end for the Company and its subsidiaries is March 31.

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.  The Company had $84,592 and $20,219 in cash and cash equivalents as of March 31, 2013 and 2012, respectively.

Cash Flows Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Inventory

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

Impairment of long-lived assets

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the year ended March 31, 2013.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles – Goodwill and Other”. The Company has determined that there was no impairment of goodwill during the year ended March 31, 2013.

Research and development expense

Expenditures for research, development, and engineering of products are expensed as incurred. There has been no research and development cost incurred for the year ended March 31, 2013.

Common stock

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

Advertising costs

The Company’s policy regarding advertising is to expense advertising when incurred. There has been no advertising cost incurred for the year ended March 31, 2013.

Income taxes

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

Share-based expense for the year ended March 31, 2013 and 2012 was $542,000 and $350,000, respectively.

Earnings (loss) per share

Basic loss per share is computed in accordance with ASC Topic 260, Earnings per Share, by dividing net loss attributable to common stockholders by the weighted average common shares outstanding for the period. Diluted loss per share is computed giving effect to all potentially dilutive common shares. Potentially dilutive common shares may consist of incremental shares issuable upon the exercise of stock options and warrants and the conversion of notes payable to common stock. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered antidilutive and thus are excluded from the calculation. At March 31, 2013, the Company’s potentially dilutive common stock equivalents consisted of convertible notes payable. These instruments have been excluded from the calculation of fully diluted loss per share for the year ended March 31, 2013 because their effect would be antidilutive. At March 31, 2012, the Company did not have any potentially dilutive common stock equivalents.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of March 31, 2013 and 2012.

Recent accounting pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

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

4. ACQUISITION OF FATHER FISH AQUARIUM, INC., NOTE PAYABLE AND GOODWILL

On June 13, 2011, Rainbow Coral Corp. entered into an agreement to purchase all of the assets and the business of Father Fish Aquarium, Inc. (“Father Fish”) for $50,000. Father Fish was owned and operated by Lou Foxwell, the Company’s CEO and sole director. Rainbow Coral, as the surviving entity, will continue the business operations as a publicly-traded business under the same name of Rainbow Coral Corp. In the Agreement, the parties agreed that Rainbow Coral Corp would convey to Lou Foxwell at closing $10,000 cash and a note payable in the amount of $40,000.  The note bears interest at 6% per year and is payable in 16 monthly installments of $2,500 with a final balloon payment due in the 17th month. As of March 31, 2013, this note has been paid in full.

As a result of the acquisition, the Company recorded goodwill in the amount of $27,868. The Company performs an annual goodwill impairment test as of February 28 each year in accordance with ASC subtopic 350-20, Goodwill, and updates the test between annual tests if events or circumstances occur that indicate an impairment might exist.

Reporting units are determined based on the organizational structure at the date of the impairment test. A separate goodwill impairment test is performed for each reporting unit on the goodwill that has been allocated to it.

Reporting units are the component business units from the Company’s operating segment where discrete financial information exists for them. Management regularly reviews operating results. Also, for each reporting unit, their economic characteristics are dissimilar from each other. Currently, the Company has only one reporting unit under goodwill impairment testing.

The annual test of the potential impairment of goodwill requires a two-step process. Step one of the impairment test involves comparing the estimated fair values of reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment loss. If the carrying amount is less than fair value, further testing of goodwill impairment is not performed.

Since the carrying amount of the reporting unit was less than zero, the Company performed only the second step of the impairment test. Step two of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. Under step two, determining the implied fair value of goodwill requires the valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date. The difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill. The goodwill impairment charge, if any, would be the difference between the carrying amount of goodwill and the implied fair value of goodwill upon the completion of step two. The Company determined that goodwill was not impaired as of March 31, 2013 and 2012 and no impairment was recognized for the years then ended.

Goodwill consisted of the following as of March 31, 2013 and 2012:

	March 31,
	2013	2012
Goodwill related to acquisition of Father Fish	$27,868	$27,868
Less: impairment	—	—

Total	$27,868	$27,868

5. INVESTMENT IN NANO3D BIOSCIENCES

On March 13, 2012, we entered into a stock purchase agreement (“N3D Stock Purchase Agreement”) with Nano3D Biosciences, Inc. (“N3D”), a Texas corporation that has developed a unique concept in three dimensional cell research tools. Under the terms of the N3D Stock Purchase Agreement, we have agreed to acquire 604 shares of common stock of N3D, representing approximately 5% of the outstanding shares on the date of the agreement, for a price of $413.62 per share. The total purchase price of $249,826 was to be paid by making weekly payments of $5,000 until fully paid. Under the terms of the N3D Stock Purchase Agreement, we could discontinue payment of the purchase price at any time by providing written notice to N3D. This would result in our owning fewer than 604 shares.

We made weekly investments of $5,000 in N3D up to a total of $60,000 resulting in our acquisition of approximately 145 shares of N3D’s common stock. We discontinued payments to N3D in May 2012 because of their delay in reaching certain milestones in the commercialization process. We remain shareholders of N3D as a result of the $60,000 investment that we have made.

This investment is being accounted for on the cost basis. As of March 31, 2013 and 2012, we wrote off the investment to general and administrative expense due to the uncertainty about whether the carrying amount is recoverable.

6. PREPAID EXPENSE

At March 31, 2013 and 2012, prepaid expense consisted primarily of utility deposits in the amount of $350.

7. INVENTORY

Inventory consists of live coral, fresh and saltwater fish, invertebrates and other aquarium supplies.

	March 31,
	2013	2012
Live coral, fish and other supplies	$29,020	$28,253

Total	$29,020	$28,253

8. CONVERTIBLE NOTES PAYABLE

During the two years ended March 31, 2013, the Company entered into Convertible Promissory Notes which refinance non-interest bearing advances. The Convertible Promissory Notes entered into had the following terms:

Effective Date	Maturity Date	Interest Rate	Conversion Rate	Loan Amount
November 30, 2011	July 20, 2013	10%	$0.01 per share	$ 69,586
December 31, 2011	July 20, 2013	10%	$0.01 per share	$ 18,650
March 31, 2012	March 31, 2014	10%	$0.05 per share	$ 94,515
June 30, 2012	June 30, 2014	10%	$0.04 per share	$ 117,775
January 1, 2013	January 1, 2015	10%	$0.05 per share	$ 101,333
March 31, 2013	March 31, 2015	10%	$0.05 per share	$ 43,575

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder.

Convertible notes payable consist of the following as of March 31, 2013:

Convertible note payable in the original principal amount of $94,515, effective March 31, 2012 due March 31, 2014, bearing interest at 10% per year, convertible into common stock at a rate of $0.05 per share	$4,515
Convertible note payable in the original principal amount of $117,775, effective June 30, 2012 due June 30, 2014, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share	73,275
Convertible note payable in the original principal amount of $101,333, effective January 1, 2013 due January 1, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.05 per share	101,333
Convertible note payable in the original principal amount of $43,575, effective March 31, 2013 due March 31, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.05 per share	43,575
Total convertible notes payable	222,698
Less: Current portion of convertible notes payable	(4,515)
Less: Discounts on convertible notes payable	(193,607)
Convertible notes payable	$24,576

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

The Company evaluated the terms of these notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion features and account for them as a separate derivative liabilities. The Company evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized beneficial conversion features in the amounts of $69,586, $18,650, $94,515, $117,775, $101,333 and $43,575 on the date the notes were signed. The beneficial conversion features were recorded as an increase in additional paid-in capital and a discount to the Convertible Notes Payable. The discounts to the Convertible Notes Payable will be amortized to interest expense over the life of the respective notes.

On August 1, 2012, the holder of the Convertible Promissory Note in the original amount of $69,586 elected to convert the note into 6,958,598 shares of common stock. These shares were issued to Glendive Investments, a significant shareholder of the Company. As a result of the conversion on August 1, 2012, the remaining unamortized discount of $69,586 was immediately amortized to interest expense.

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

On February 4, 2013, the holder of the Convertible Promissory Note in the original amount of $18,650 elected to convert principal in the amount of $3,100 and unpaid accrued interest in the amount of $1,286 into 438,646 shares of common stock. As a result of this conversion, the remaining unamortized discount related to the converted principal in the amount of $1,697 was immediately amortized to interest expense.

On February 26, 2013, the holder of the Convertible Promissory Note in the original amount of $117,775 elected to convert principal in the amount of $22,000 into 550,000 shares of common stock. As a result of this conversion, the remaining unamortized discount related to the converted principal in the amount of $18,692.29 was immediately amortized to interest expense.

On March 6, 2013, the holder of the Convertible Promissory Note in the original amount of $117,775 elected to convert principal in the amount of $22,500 into 562,500 shares of common stock. As a result of this conversion, the remaining unamortized discount related to the converted principal in the amount of $19,030 was immediately amortized to interest expense.

9. RELATED PARTY TRANSACTIONS

Notes Payable

As of March 31, 2013 and 2012, related party transactions totaled $93,195 and $31,299.  Transactions consist solely of notes payable to Mr. Foxwell for amounts  advanced to Father Fish for operating cash flow.

Other

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

10. INCOME TAXES

At March 31, 2013, the Company has available for federal income tax purposes net operating loss (“NOL”) carry-forwards of $1,835,414 at the statutory tax rate of 34% that may be used to offset future taxable income. The NOLs approximating $624,000 begin expiring in 2031. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements since the Company believes that the realization of its net deferred tax asset of approximately $624,000 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

Components of deferred tax assets as of March 31, 2013 and 2012 are as follows:

	Year ended March 31,
	2013	2012
Tax benefit at U.S. statutory rate	$353,700	$155,500
State income tax benefit, net of federal benefit.	31,600	13,900
	385,300	169,400
Non-deductible stock based compensation	(165,300)	(106,500)
Valuation allowance	(220,000)	(62,900)
Income tax expense	$—	$—

The Company did not have any temporary differences for the years ended March 31, 2013 or 2012.  The deferred tax asset generated by the loss carry-forward has been fully reserved.

	March 31,
	2013	2012
Deferred tax asset, generated from net operating loss at statutory rates	$624,000	$195,000
Valuation allowance	(624,000)	(195,000)
	$—	$—

11. STOCKHOLDERS’ EQUITY

Upon formation, the Company was authorized to issue 10,000,000 shares of $0.0001 par value preferred stock and 100,000,000 shares of $0.0001 par value common stock. As of March 31, 2013 and 2012, there was no preferred stock issued or outstanding. There were 12,519,828 shares and 575,000 shares of common stock outstanding as of March 31, 2013 and 2012, respectively.

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

On February 4, 2013, the Company issued 438,646 shares of common stock as a result of the conversion of a Convertible Note Payable in the amount of $4,386.

On February 26, 2013, the Company issued 550,000 shares of common stock as a result of the conversion of a Convertible Note Payable in the amount of $22,000.

On March 6, 2013, the Company issued 562,500 shares of common stock as a result of the conversion of a Convertible Note Payable in amount of $22,500.

12. COMMITMENTS AND CONTINGENCIES

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

13. SUBSEQUENT EVENTS

Management has evaluated all events that occurred after the balance sheet date through the date the financial statements were issued.  The following events and transactions are reportable subsequent events requiring disclosure:

On February 1, 2013, we entered into a Joint Venture Agreement with TheraKine Ltd. (“TheraKine”) in order to explore potential business opportunities to exploit TheraKine’s novel drug delivery technologies. TheraKine is the developer of a revolutionary, sustained-release drug delivery platform that could soon make local delivery of biologic agents and small molecules safer, more effective and more convenient than ever before. Under the terms of the Joint Venture Agreement, we have committed to fund $55,000 of the cash flow requirements of the Joint Venture by making weekly payments of $6,875. In addition, we will provide management and marketing services to assist with bringing the platform to market and help identify potential target users of the platform. As of March 31, 2013, we had not provided any funding to TheraKine. During June and July 2013, we funded $20,625 under the Joint Venture Agreement with TheraKine. We expect to continue to fund this joint venture.

On April 10, 2013, the holder of the Convertible Promissory Note in the original amount of $117,775 elected to convert principal in the amount of $25,000 into 625,000 shares of common stock. As a result of this conversion, the remaining unamortized discount related to the converted principal in the amount of $20,688.96 was immediately amortized to interest expense.

On April 11, 2013, the holder of the Convertible Promissory Note in the original amount of $117,775 elected to convert principal in the amount of $48,275 and unpaid accrued interest in the amount of $1,725 into 1,250,000 shares of common stock. As a result of this conversion, the remaining unamortized discount related to the converted principal in the amount of $39,950 was immediately amortized to interest expense.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Changes in

On December 27, 2012, Peter Messineo, CPA declined to sit for re-election as the Company’s independent registered public accountant due to changes in his firm. On December 17, 2012, Peter Messineo joined the firm known as DKM Certified Public Accountants.

On December 27, 2012, the Company engaged DKM Certified Public Accountants as its registered independent public accountant.

On June 28, 2013, the Company dismissed DKM Certified Public Accountants as its registered independent public accountant.  The Company engaged Messineo & Co. CPAs LLC as its registered independent public accountant on June 28, 2013.  The decision to change independent registered public accounting firms was made and approved by our Board of Directors.

The report of Peter Messineo CPA on the financial statements of the Registrant for the years ended March 31, 2012 and March 31, 2011 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

Disagreements with

There were no disagreements with accountants on accounting and financial disclosure for the years ended March 31, 2013 and 2012.

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

As of March 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; ineffective oversight of the entity’s financial reporting and internal control by management and those charged with governance; and, management is dominated by a single individual. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2013.

Management believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

Item 9B. Other Information

None.

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

Lou Foxwell was the sole officer and director at the inception of the Company until October 14, 2011.

On October 14, 2011, our Board of Directors appointed Patrick Brown to serve as CEO, President and a member of the Board of Directors.

Additionally, on October 14, 2011, Mr. Louis Foxwell resigned as our CEO, President and Director. He will remain as the President of our Father Fish subsidiary and will continue to manage that segment of our business. Mr. Foxwell’s resignation was not the result of a disagreement with the Company.

Business Experience

PATRICK BROWN, CHIEF EXECUTIVE OFFICER AND SOLE DIRECTOR

Over the past two decades, Mr. Brown has cultivated a wealth of knowledge and expertise as an executive and financial consultant for international clean-energy innovators in the U.S. and abroad. In addition to his work assessing the prospects and feasibility of clean-energy projects, Mr. Brown is highly experienced in securing financing for new technologies from government and venture capital sources. Prior to joining the Company Mr. Brown was the President of West Coast Financial Services, Ltd. which provided boutique financial consulting services for private and pre-listed public companies. From 2009 – 2011, he worked for MNP, LLP, a Canadian accounting firm, where he maintained a client base in entertainment, renewable energy and emerging markets. From 2005 to 2009, he worked for RSM Richter, LLP where he branded the firm’s emerging markets and renewable energy practice specialty. He is trained as a Canadian Chartered Accountant, and holds a diploma from the British Columbia Institute of Technology in Financial Management with an option in Taxation. Mr. Brown also serves as Chief Executive Office and sole director of On the Move Systems, Inc., which provides personal and business safety and protection products.

Mr. Brown does not hold and has not held over the past five years any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940.

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

The table below summarizes all compensation awarded to, earned by, or paid to our named officers and directors for all services rendered in all capacities to us during the fiscal years ended March 31, 2013 and 2012.

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compen- sation	Total ($)

Patrick Brown, CEO	2013 2012	$ 66,000 $ 27,500	$ — $ —	$ — $ —	$ — $ —	$ — $ —	$ — $ —	$ — $ —	$ 66,000 $ 27,500

Lou Foxwell, former CEO and current president of Father Fish	2013 2012	$ 25,000 $ 22,500	$ — $ —	$ — $ —	$ — $ —	$ — $ —	$ — $ —	$ — $ —	$ 25,000 $ 22,500

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Our principal executive officers and directors do not have any earned or unearned equity awards outstanding as of the end of our fiscal year.

On March 1, 2012, the Company approved its 2012 Stock Plan for Directors, Officers and Consultants (“2012 Stock Plan”). The 2012 Stock Plan authorized the issuance of 6,000,000 shares of the Company’s common stock for directors, officers, and employees (including consultants meeting the definition of “employee” under Rule 405 promulgated under the Securities Act). Pursuant to the 2012 Stock Plan, the Company registered 6,000,000 shares of its stock with the SEC on Form S-8 on March 5, 2012.

The Company has not granted any awards or options to our principal executive officers or directors pursuant to the 2012 Stock Plan.

COMPENSATION OF DIRECTORS

We do not compensate our directors for their services in their capacity as directors nor do we have any agreements to do so.

DIRECTOR INDEPENDENCE

We do not currently have any independent directors and we do not anticipate appointing additional directors in the foreseeable future. If we engage further directors and officers, however, we plan to develop a definition of independence.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information as of June 30, 2012, with respect to the beneficial ownership of shares of the Company’s common stock by (i) each person known to us who owns beneficially more than 5% of the outstanding shares of the Company’s common stock, (ii) each of our Directors, (iii) each of our Executive Officers, and (iv) all of our Executive Officers and Directors as a group. Unless otherwise indicated, each stockholder has sole voting and investment power with respect to the shares shown.  As of June 30, 2013, there were 595,000 shares of the Company’s common stock issued and outstanding.

Name and address of beneficial owner	Relationship to Registrant	Number of Shares of Common Stock	Percentage of Common Stock (1)

Glendive Investments Al. Jerozolimskie 56C Warsaw, 00-803 Poland	Shareholder	7,408,598	50.1%

Patrick Brown	Sole director and CEO	0	0.0%

All officers and directors as a group (total of 1)		0	0.0%

_________

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

EQUITY COMPENSATION PLAN INFORMATION

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders (1)	6,000,000	$0.0001	5,895,000

Total	6,000,000	$0.0001	5,895,000

_________

(1) On March 1, 2012, the Company approved its 2012 Stock Plan for Directors, Officers and Consultants (“2012 Stock Plan”). The 2012 Stock Plan authorized the issuance of 6,000,000 shares of the Company’s common stock for directors, officers, and employees (including consultants meeting the definition of “employee” under Rule 405 promulgated under the Securities Act). Pursuant to the 2012 Stock Plan, the Company registered 6,000,000 shares of its stock with the SEC on Form S-8 on March 5, 2012. The 2012 Stock Plan does not state an exercise price, and therefore, the par value of the Company’s common stock has been used.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None.

Item 14. Fees and Services.

The following is a summary of the fees billed to the Company by its independent accountants, Peter Messineo, CPA, for the years ended March 31, 2013 and 2012:

Fee Category	2013	2012

Audit Fees	$6,350	$4,100

Audit-Related Fees (1)	—	—

Tax Fees (2)	—	—

All Other Fees (3)	—	—

Total Fees	$6,350	$4,100

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit Number Description

2.1	Stock Purchase Agreement, dated as of June 13, 2011, by and among Rainbow Coral Corporation and Father Fish Aquarium, Inc. (1)

2.2	Membership Interest Purchase Agreement, dated as of June 13, 2011 by and among Father Fish Aquarium, Inc. and Father Fish Aquarium, LLC. (1)

3.1(a)	Articles of Incorporation of Rainbow Coral Corp. (2)

3.1(b)	Articles of Amendment of Rainbow Coral Corp. (1)

3.1(c)	Articles of Amendment of Rainbow Coral Corp. (3)

3.2(a)	Bylaws of Rainbow Coral Corp. (2)

10.1	Note from Rainbow Coral Corp. to Louis Foxwell (1)

21 *	Subsidiaries of the Registrant

31.1 *	Section 302 Certification

32.1 *	Section 906 Certification

101 **	XBRL Interactive Data

* Filed or furnished herewith

** To be submitted by amendment

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

Date: July 16, 2013	Rainbow Coral Corp.

By: /s/ Patrick Brown
Patrick Brown
Chairman of the Board
Chief Executive Officer
Principal Financial Officer