Form 10-K/A
period 2013-03-31
Rainbow Coral Corp.
filed 2013-07-26
CIK 1499790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K /A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended March 31, 2013 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Interactive Data Files relating to our Form 10-K for the year ended March 31, 2013, filed with the Securities and Exchange Commission on July 16, 2013.

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

* Previously filed

** In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to our Annual Report on Form 10-K shall be deemed “furnished” and not “filed”.

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

Date: July 26, 2013	Rainbow Coral Corp.

By: /s/ Patrick Brown
Patrick Brown
Chairman of the Board
Chief Executive Officer
Principal Financial Officer