Form 10-Q
period 2013-06-30
Rainbow Coral Corp.
filed 2013-08-20
CIK 1499790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 15,531,977 shares of common stock are issued and outstanding as of August 15, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Rainbow Coral Corp. a Florida corporation.

RAINBOW CORAL CORP.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2013	March 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$190,066	$84,592
Prepaid expenses	350	350
Inventory	29,020	29,020
Total current assets	219,436	113,962

Fixed assets, net of accumulated depreciation of $2,438 and $1,760, respectively	4,750	5,428
Goodwill	27,868	27,868
TOTAL ASSETS	$252,054	$147,258

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$104,829	$110,464
Current portion of convertible notes payable, net of discount of $0 and $3,491, respectively	—	1,024
Related party advances payable	113,487	94,881
Advances payable	171,621	151,271
Total current liabilities	389,937	357,640

Convertible notes payable, net of discount of $307,090 and $193,607, respectively	30,418	24,576

TOTAL LIABILITIES	420,355	382,216

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2013 and March 31, 2013	—	—
Common Stock, $0.0001 par value; 250,000,000 shares authorized; 14,798,239 shares and 12,519,828 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively.	1,480	1,252
Additional paid-in capital	1,885,002	1,599,204
Accumulated deficit	(2,054,783)	(1,835,414)
Total stockholders’ deficit	(168,301)	(234,958)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$252,054	$147,258

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
	2013	2012

REVENUE	$24,582	$24,388
COST OF GOODS SOLD	17,808	13,873

GROSS PROFIT	6,774	10,515

OPERATING EXPENSES
General and administrative expenses	139,631	667,347

LOSS FROM OPERATIONS	(132,857)	(656,832)

INTEREST EXPENSE	(86,512)	(211)

NET LOSS	$(219,369)	$(657,043)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.02)	$(1.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,406,168	622,143

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, MARCH 31, 2013	12,519,828	$1,252	$1,599,204	$(1,835,414)	$(234,958)

Shares issued for conversion of notes payable	2,278,411	228	93,198	—	93,426
Discount on issuance of convertible note payable	—	—	192,600	—	192,600
Net loss	—	—	—	(219,369)	(219,369)

BALANCE, JUNE 30, 2013	14,798,239	$1,480	$1,885,002	$(2,054,783)	$(168,301)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended June30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(219,369)	$(657,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	—	542,000
Amortization of discount on convertible notes payable	82,608	—
Depreciation	678	—
Changes in operating assets and liabilities:
Inventory	—	(6,818)
Accounts payable and accrued liabilities	(1,731)	2,756
NET CASH USED IN OPERATING ACTIVITIES	(137,814)	(119,105)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(728)
NET CASH USED IN INVESTING ACTIVITIES	—	(728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	224,682	117,775
Proceeds from advances to related party	18,606	13,894
Repayments of advances to related party	—	(7,290)
NET CASH PROVIDED BY FINANCING ACTIVITIES	243,288	124,379

NET INCREASE IN CASH	105,474	4,546
CASH, at the beginning of the period	84,592	20,219

CASH, at the end of the period	$190,066	$24,765

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Refinance of advances into convertible note payable	$192,600	$—
Beneficial conversion on convertible note payable	$192,600	$—
Issuance of common stock for convertible notes payable and interest	$93,426	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

The Company was incorporated on August 13, 2010 with its corporate headquarters located in Nokomis, Florida. The Company’s fiscal year end is March 31.

NOTE 2. GOING CONCERN

The Company incurred a net loss of $219,369 during the three months ended June 30, 2013 and had negative cash flow from operating activities of $137,814 for the same period. The Company does not expect to generate positive net income or generate positive cash flow from operating activities in the coming year. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended March 31, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three months period ended June 30, 2013 are not necessarily indicative of the results for the full fiscal year ending March 31, 2014.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $190,066 and $84,592 at June 30, 2013 and March 31, 2013, respectively.

Inventory

The Company follows ASC 330, Inventory. Inventory represents live coral and other items valued at the lower of cost or net realizable value determined using the weighted average cost method, and with market defined as the lower of replacement cost or realizable value. The cost of inventory includes all costs to purchase, costs of conversion and other costs incurred in bringing the inventory to its present location and condition. The cost of conversion of living coral inventory includes the cost of maintenance through the balance sheet date. Inventory is reduced for the estimated losses due to obsolescence.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other” (“ASC Topic 350”). The Company has determined that there was no impairment of goodwill during the three months ended June 30, 2013.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of June 30 or March 31, 2013.

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

Share-based expense for the three months ended June 30, 2013 and 2012 was $0 and $542,000, respectively.

Earnings (Loss) per Common Share

The Company computes basic and diluted earnings per common share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  For the three months ended June 30, 2013 and 2012, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no known commitments or contingencies as of June 30, 2013 and March 31, 2013.

Recently Issued Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

NOTE 4. RELATED PARTY

During the three months ending June 30, 2013, the Company received advances of $18,606 from the President of our Father Fish subsidiary for purposes of funding operations.

NOTE 5. CONVERTIBLE NOTES PAYABLE AND ADVANCES

Convertible notes payable consist of the following as of June 30, 2013:

Amount
Convertible note payable effective January 1, 2013, due January 1, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.05 per share	$101,333
Convertible note payable effective March 31, 2013 due March 31, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.05 per share	43,575
Convertible note payable effective June 30, 2013 due June 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share	192,600

Total convertible notes payable	337,508
Less: Discounts on convertible notes payable	(307,090)
Convertible notes payable	$30,418

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock is that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

During the three months ending June 30, 2013, the Company entered into a convertible promissory note which refinanced non-interest bearing advances. The convertible note has the following terms:

Effective Date	Maturity Date	Interest Rate	Conversion Rate	Loan Amount
June 30, 2013	June 30, 2015	10%	$0.04 per share	$ 192,600

All principal along with accrued interest is payable on the maturity date.

The Company evaluated the terms of the note in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a discount for the beneficial conversion feature in the amount of $192,600 on the date the note was signed. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the related party convertible note payable. The discount to the convertible note payable will be amortized to interest expense over the life of the note.

During the three months ended June 30, 2013, the holders of the convertible promissory note in the original amount of $117,775 elected to convert principal in the amount of $73,275 of principal and $8,702 of accrued interest into 2,049,428 shares of common stock. As a result of this conversion, the remaining unamortized discount related to the converted principal in the amount of $60,611 was immediately amortized to interest expense and the note payable was extinguished.

During the three months ended June 30, 2013, the holders of the convertible promissory note in the original amount of $94,515 elected to convert principal of $4,515 and interest in the amount of $6,934 into 228,983 shares of common stock. As a result of this conversion, the remaining unamortized discount related to the converted principal in the amount of $3,338 was immediately amortized to interest expense and the note payable was extinguished.

During the three months ended June 30, 2013 and 2012, the Company received non-interest bearing advances of $224,682 and $117,775, respectively, from a third party.

NOTE 6. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were issued. Based on our evaluation, only the events described below requires disclosure.

On July 9, 2013, the holder of the convertible promissory note in the original amount of $101,333 elected to convert the principal and interest in the amount of $36,687 into 733,738 shares of common stock. As a result of this conversion, the remaining unamortized discount related to the converted principal in the amount of $27,820 was immediately amortized to interest expense.

On July 15, 2013, the holder of the convertible promissory note in the original amount of $101,333 elected to convert the principal and interest in the amount of $70,000 into 1,400,000 shares of common stock. As a result of this conversion, the remaining unamortized discount related to the converted principal in the amount of $47,882 was immediately amortized to interest expense.  These shares were not yet issued as of August 15, 2013.

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

The Company was incorporated on August 13, 2010 with its corporate headquarters located in Nokomis, Florida. The Company’s fiscal year end is March 31.

We were a development stage entity until June 13, 2011 when we acquired Father Fish Aquarium, Inc.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements for the year ended March 31, 2013 included in the Company’s Form 10-K filed with the Securities and Exchange Commission (“SEC”). Results of interim periods may not be indicative of results for the full year.

Three months ended June 30, 2013 compared to the Three months ended June 30, 2012.

Revenue

Revenue remained relatively unchanged at $24,582 for the three months ended June 30, 2013 compared to $24,388 for the three months ended June 30, 2012.

Cost of Goods Sold

Cost of goods sold increased to $17,808 for the three months ended June 30, 2013 compared to $13,873 for the comparable period of 2012. The increase in cost of goods sold was greater than the increase in revenue since the Company made more sales at discounted prices.

Gross Profit

Gross profit decreased from $10,515 for the three months ended June 30, 2012 to $6,774 for the three months ended June 30, 2013. The decrease in gross profit was a result of increase in cost of goods sold as discussed above.

General and administrative expenses

We recognized general and administrative expenses in the amount of $139,631 and $667,347 for the three months ended June 30, 2013 and 2012, respectively. During the three months ended June 30, 2012, we issued stock for services resulting in general and administrative expense of $542,000. Excluding this expense, general and administrative expense for the three months ended June 30, 2012 would have been $125,347. General and administrative expense, excluding the stock issued for services, remained relatively unchanged between the three months ended June 30, 2013 and 2012.

Interest Expense

Interest expense increased from $211 for the three months ended June 30, 2012 to $86,512 for the three months ended June 30, 2013. Interest expense for the three months ended June 30, 2013 included amortization of discount on convertible notes payable in the amount of $82,608. The remaining increase is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $219,369 for the three months ended June 30, 2013 as compared to $657,043 for the comparable period of 2012. The decrease in the net loss was primarily the result of the decrease in the general and administrative expense as discussed above.

Going Concern

We incurred a net loss of $219,369 for the three months ended June 30, 2013. Net cash used by operations for the three months ended June 30, 2013 was $137,814. We do not anticipate having positive net income in the immediate future. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Liquidity and Capital Resources

At June 30, 2013, we had cash on hand of $190,066 and negative working capital of $170,501.

Net cash used in operating activities for the three months ended June 30, 2013 was $137,814. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to fully implement our business plan. There is no guarantee that we will be able funds when we need them or that funds will be available on terms that are acceptable to the Company.

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

As of June 30, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 10, 2013, we issued 625,000 shares of common stock as a result of the conversion of a Convertible Note Payable in the amount of $25,000.

On April 11, 2013, we issued 1,250,000 shares of common stock as a result of the conversion of a Convertible Note Payable in the amount of $48,275 and related accrued interest of $1,725.

On May 8, 2013, we issued 228,983 shares of common stock as a result of the conversion of a Convertible Note Payable in the amount of $4,515 and related accrued interest of $6,934.

On May 10, 2013, we issued 174,428 shares of common stock as a result of the conversion of interest on a Convertible Note Payable in the amount of $6,977.

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

(3) Incorporated by reference to the Registrant’s Form 10-K for the year ended March 31, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAINBOW CORAL CORP.

BY:	/s/ Patrick Brown
Patrick Brown
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting
Officer and Sole Director

Dated: August 19, 2013