Form 10-Q/A
period 2013-06-30
Rainbow Coral Corp.
filed 2013-08-21
CIK 1499790

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2013 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Interactive Data Files relating to our Form 10-Q for the period ended June 30, 2013, filed with the Securities and Exchange Commission on August 20, 2013.

PART II - OTHER INFORMATION

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

Dated: August 21, 2013