Form 10-Q
period 2013-09-30
Rainbow Coral Corp.
filed 2013-11-19
CIK 1499790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 17,851,900 shares of common stock are issued and outstanding as of November 19, 2013.

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

RAINBOW CORAL CORP.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2013	March 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$79,641	$84,592
Prepaid expenses	350	350
Inventory	29,020	29,020
Total current assets	109,011	113,962

Fixed assets, net of accumulated depreciation of $3,932 and $1,760, respectively	3,256	5,428
Goodwill	27,868	27,868
TOTAL ASSETS	$140,135	$147,258

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$80,556	$117,351
Current portion of convertible notes payable, net of discount of $0 and $3,491, respectively	—	1,024
Related party advances payable	121,704	94,881
Advances payable	—	133,455
Total current liabilities	202,260	346,711

Convertible notes payable, net of discount of $443,318 and $193,607, respectively	16,942	24,576
Accrued interest payable	7,039	10,929
TOTAL LIABILITIES	226,241	382,216

Commitments and Contingencies

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2013 and March 31, 2013	—	—
Common Stock, $0.0001 par value; 250,000,000 shares authorized; 16,931,977 shares and 12,519,828 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively.	1,693	1,252
Additional paid-in capital	2,215,561	1,599,204
Accumulated deficit	(2,303,360)	(1,835,414)
Total stockholders’ deficit	(86,106)	(234,958)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$140,135	$147,258

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

Consolidated Statements of Operations

(Unaudited)

	Six months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

REVENUE	$58,553	$51,956	$33,971	$27,568
COST OF GOODS SOLD	34,876	27,657	17,068	13,784

GROSS PROFIT	23,677	24,299	16,903	13,784

OPERATING EXPENSES
General and administrative expenses	310,944	749,702	171,313	82,355

LOSS FROM OPERATIONS	(287,267)	(725,403)	(154,410)	(68,571)

INTEREST EXPENSE	(180,679)	(87,327)	(94,167)	(87,116)

NET LOSS	$(467,946)	$(812,730)	$(248,577)	$(155,687)

NET LOSS PER COMMON SHARE – Basic and fully diluted	$(0.03)	$(0.24)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	15,525,134	3,355,715	16,631,937	6,059,575

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

Consolidated Statement of Stockholders’ Deficit

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, MARCH 31, 2013	12,519,828	$1,252	$1,599,204	$(1,835,414)	$(234,958)

Shares issued for conversion of notes payable	4,412,149	441	199,672	—	200,113
Discount on issuance of convertible note payable	—	—	416,685	—	416,685
Net loss	—	—	—	(467,946)	(467,946)

BALANCE, SEPTEMBER 30, 2013	16,931,977	$1,693	$2,215,561	$(2,303,360)	$(86,106)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(467,946)	$(812,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	542,000
Amortization of discount on convertible notes payable	170,465	85,937
Depreciation	2,172	719
Changes in operating assets and liabilities:
Inventory	—	(10,767)
Accounts payable and accrued liabilities	(29,908)	5,275
Accrued interest payable	10,214	—
NET CASH USED IN OPERATING ACTIVITIES	(315,003)	(189,566)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(728)
NET CASH USED IN INVESTING ACTIVITIES	—	(728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances	283,229	177,895
Proceeds from related party advances	28,509	25,721
Repayments of related party advances	(1,686)	(14,790)
NET CASH PROVIDED BY FINANCING ACTIVITIES	310,052	188,826

NET DECREASE IN CASH	(4,951)	(1,468)
CASH, at the beginning of the period	84,592	20,219

CASH, at the end of the period	$79,641	$18,751

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Refinance of advances into convertible note payable	$416,685	$88,236
Beneficial conversion on convertible note payable	$416,685	$88,236
Issuance of common stock for convertible notes payable and interest	$200,113	$85,136

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

NOTE 2. GOING CONCERN

The Company incurred a net loss of $467,946 during the six months ended September 30, 2013 and had negative cash flow from operating activities of $315,003 for the same period. The Company does not expect to generate positive net income or generate positive cash flow from operating activities in the next twelve months. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The results of operations for the six months period ended September 30, 2013 are not necessarily indicative of the results for the full fiscal year ending March 31, 2014.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $79,641 and $84,592 at September 30, 2013 and March 31, 2013, respectively.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other” (“ASC Topic 350”). The Company has determined that there was no impairment of goodwill during the six months ended September 30, 2013.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of September 30 or March 31, 2013.

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

Share-based expense for the six months ended September 30, 2013 and 2012 was $0 and $542,000, respectively.

Earnings (Loss) per Common Share

The Company computes basic and diluted earnings per common share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  For the six months ended September 30, 2013 and 2012, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no known commitments or contingencies as of September 30, 2013 and March 31, 2013.

Recently Issued Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform with the current period presentation.

NOTE 4. RELATED PARTY

During the six months ending September 30, 2013, the Company received advances of $28,509 from the President of our Father Fish subsidiary for purposes of funding operations, of which $1,686 of the advances were repaid during the six months ended September 30, 2013.

NOTE 5. CONVERTIBLE NOTES PAYABLE AND ADVANCES

Convertible notes payable consist of the following as of September 30, 2013:

Amount
Convertible note payable effective March 31, 2013 due March 31, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.05 per share	$43,575
Convertible note payable effective June 30, 2013 due June 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share	192,600
Convertible note payable effective September 30, 2013, due September 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share	224,085

Total convertible notes payable	460,260
Less: discounts on convertible notes payable	(443,318)
Convertible notes payable	$16,942

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock is that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

During the six months ending September 30, 2013, the Company entered into convertible promissory notes with Vista View Ventures Inc. which refinanced non-interest bearing advances. The convertible notes have the following terms:

Effective Date	Maturity Date	Interest Rate	Conversion Rate	Loan Amount
June 30, 2013	June 30, 2015	10%	$0.04 per share	$ 192,600
September 30, 2013	September 30, 2015	10%	$0.04 per share	$ 224,085

All principal along with accrued interest is payable on the maturity date.

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a discount for the beneficial conversion feature in the amount of $416,685, in aggregate, on the date the notes were signed. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the convertible notes payable. The discount to the convertible notes payable will be amortized to interest expense over the life of the note.

During the six months ended September 30, 2013, the holders of the convertible promissory note in the original amount of $117,775 elected to convert principal in the amount of $73,275 of principal and $8,702 of accrued interest into 2,049,428 shares of common stock. As a result of this conversion, the remaining unamortized discount related to the converted principal in the amount of $60,611 was immediately amortized to interest expense and the note payable was extinguished.

During the six months ended September 30, 2013, the holders of the convertible promissory note in the original amount of $94,515 elected to convert principal of $4,515 and interest in the amount of $6,934 into 228,983 shares of common stock. As a result of this conversion, the remaining unamortized discount related to the converted principal in the amount of $3,338 was immediately amortized to interest expense and the note payable was extinguished.

During the six months ended September 30, 2013, the holders of the convertible promissory note in the original amount of $101,333 elected to convert all principal and accrued interest in the amount of $5,354 into 2,133,738 shares of common stock. As a result of this conversion, the remaining unamortized discount related to the converted principal in the amount of $74,493 was immediately amortized to interest expense and the note payable was extinguished.

During the six months ended September 30, 2013 and 2012, the Company received non-interest bearing advances of $283,229 and $177,895, respectively, from Vista View Ventures Inc.  The funds were advanced to the Company through an intermediary agent which also provides certain legal, accounting and support services to the Company.

NOTE 6. STOCKHOLDERS’ EQUITY

During April and May, 2012, the Company issued 80,000 shares of common stock to a third party for services. The shares were valued at $542,000 based on the market value of the stock on the date of issuances.

During the six months ended September 30, 2013, $179,123 of convertible notes payable and $20,990 of accrued interest were converted into 4,412,149 shares of common stock.

NOTE 7. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were issued. Based on our evaluation, only the events described below requires disclosure.

On October 15, 2013, the holder of the convertible promissory note in the original amount of $43,575 elected to convert the principal and interest in the amount of $45,996 into 919,923 shares of common stock. As a result of this conversion, the remaining unamortized discount related to the converted principal in the amount of $32,651 was immediately amortized to interest expense.

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

Six months ended September 30, 2013 compared to the six months ended September 30, 2012.

Revenue

Revenue increased slightly to $58,553 for the six months ended September 30, 2013 compared to $51,956 for the six months ended September 30, 2012 as a result of increased volumes of sales in 2013.

Cost of Goods Sold

Cost of goods sold increased to $34,876 for the six months ended September 30, 2013 compared to $27,657 for the comparable period of 2012. The increase in cost of goods sold was greater than the increase in revenue since the Company made more sales at discounted prices during the first quarter of 2013.

Gross Profit

Gross profit decreased from $24,299 for the six months ended September 30, 2012 to $23,677 for the six months ended September 30, 2013. The decrease in gross profit was a result of increase in cost of goods sold as discussed above.

General and administrative expenses

We recognized general and administrative expenses in the amount of $310,944 and $749,702 for the six months ended September 30, 2013 and 2012, respectively. During the six months ended September 30, 2012, we issued stock for services resulting in general and administrative expense of $542,000. Excluding this expense, general and administrative expense for the six months ended September 30, 2012 would have been $207,702. General and administrative expense, excluding the stock issued for services, increased from the six months ended September 30, 2012 compared to 2013 as a result of higher costs related to professional services.

Interest Expense

Interest expense increased from $87,327 for the six months ended September 30, 2012 to $180,679 for the six months ended September 30, 2013. Interest expense for the six months ended September 30, 2013 included amortization of discount on convertible notes payable in the amount of $170,465 compared to 85,937 for the comparable period of 2012. The remaining increase is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $467,946 for the six months ended September 30, 2013 as compared to $812,730 for the comparable period of 2012. The decrease in the net loss was primarily the result of the decrease in the general and administrative expense as discussed above.

Three months ended September 30, 2013 compared to the Three months ended September 30, 2012.

Revenue

Revenue increased to $33,971 for the three months ended September 30, 2013 compared to $27,568 for the three months ended September 30, 2012.

Cost of Goods Sold

Cost of goods sold increased to $17,068 for the three months ended September 30, 2013 compared to $13,784 for the comparable period of 2012. The increase in cost of goods sold comparable to the increase in revenue.

Gross Profit

Gross profit increased from $13,784 for the three months ended September 30, 2012 to $16,903 for the three months ended September 30, 2013. The increase in gross profit was a result of increase in revenue as discussed above.

General and administrative expenses

We recognized general and administrative expenses in the amount of $171,313 and $82,355 for the three months ended September 30, 2013 and 2012, respectively. The increase in general and administrative expense was the result of increased costs related to professional services

Interest Expense

Interest expense increased from $87,116 for the three months ended September 30, 2012 to $94,167 for the three months ended September 30, 2013. The increase is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $248,577 for the three months ended September 30, 2013 as compared to $155,687 for the comparable period of 2012. The increase in the net loss was primarily the result of the increase in the general and administrative expense as discussed above.

Going Concern

We incurred a net loss of $467,946 for the six months ended September 30, 2013. Net cash used by operations for the six months ended September 30, 2013 was $315,003. We do not anticipate having positive net income in the immediate future. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Liquidity and Capital Resources

At September 30, 2013, we had cash on hand of $79,641.

Net cash used in operating activities for the six months ended September 30, 2013 was $315,003. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to fully implement our business plan. There is no guarantee that we will be able funds when we need them or that funds will be available on terms that are acceptable to the Company.

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

As of September 30, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

One July 9, 2013, we issued 733,738 shares of common stock as a result of the conversion of interest on a Convertible Note Payable in the amount of $36,687.

One July 15, 2013, we issued 1,400,000 shares of common stock as a result of the conversion of interest on a Convertible Note Payable in the amount of $70,000.

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

Dated: November 19, 2013