Form 10-Q
period 2013-12-31
Rainbow Coral Corp.
filed 2014-02-19
CIK 1499790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 20,251,900 shares of common stock are issued and outstanding as of February 19, 2014

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

PART I

ITEM 1. FINANCIAL STATEMENTS

RAINBOW CORAL CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2013	March 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$107,848	$84,592
Prepaid expenses	350	350
Inventory	29,020	29,020
Total current assets	137,218	113,962

Fixed assets, net of accumulated depreciation of $4,627 and $1,760, respectively	2,561	5,428
Goodwill	27,868	27,868
TOTAL ASSETS	$167,647	$147,258

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$163,363	$117,351
Current portion of convertible notes payable, net of discount of $0 and $3,491, respectively	—	1,024
Related party advances payable	129,951	94,881
Advances payable	47,050	133,455
Total current liabilities	340,364	346,711

Long-term note payable	50,000	—
Convertible notes payable, net of discount of $398,661 and $193,607, respectively	18,024	24,576
Accrued interest payable	15,358	10,929
TOTAL LIABILITIES	423,746	382,216

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	—	—
Common Stock, $0.0001 par value; 250,000,000 shares authorized; 17,851,900 shares and 12,519,828 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	1,785	1,252
Additional paid-in capital	2,261,465	1,599,204
Accumulated deficit	(2,519,349)	(1,835,414)
Total stockholders’ deficit	(256,099)	(234,958)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$167,647	$147,258

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine months ended December 31,		Three months ended December 31,
	2013	2012	2013	2012

REVENUE	$84,044	$76,808	$25,491	$24,852
COST OF GOODS SOLD	57,506	52,569	22,630	24,912

GROSS PROFIT	26,538	24,239	2,861	(60)

OPERATING EXPENSES
General and administrative expenses	476,084	813,391	165,140	63,689

LOSS FROM OPERATIONS	(449,546)	(789,152)	(162,279)	(63,749)

INTEREST EXPENSE	(234,389)	(205,928)	(53,710)	(118,601)

NET LOSS	$(683,935)	$(995,080)	$(215,989)	$(182,350)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.04)	$(0.18)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16,238,095	5,392,082	17,656,269	9,442,595

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, March 31, 2013	12,519,828	$1,252	$1,599,204	$(1,835,414)	$(234,958)

Shares issued for conversion of notes payable	5,332,072	533	245,576	—	246,109
Discount on issuance of convertible note payable	—	—	416,685	—	416,685
Net loss	—	—	—	(683,935)	(683,935)

BALANCE, December 31, 2013	17,851,900	$1,785	$2,261,465	$(2,519,349)	$(256,099)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(683,935)	$(995,080)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	—	542,000
Amortization of discount on convertible notes payable	215,122	191,747
Depreciation	2,867	1,438
Changes in operating assets and liabilities:
Inventory	—	(767)
Accounts payable and accrued liabilities	52,929	1,622
Accrued interest payable	20,923	13,970
NET CASH USED IN OPERATING ACTIVITIES	(392,094)	(245,070)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(728)
NET CASH USED IN INVESTING ACTIVITIES	—	(728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	50,000	—
Proceeds from advances	330,280	219,108
Proceeds from related party advances	36,756	43,336
Repayments of related party advances	(1,686)	(19,790)
NET CASH PROVIDED BY FINANCING ACTIVITIES	415,350	242,654

NET INCREASE (DECREASE) IN CASH	23,256	(3,144)
CASH, at the beginning of the period	84,592	20,219

CASH, at the end of the period	$107,848	$17,075

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transactions:
Conversion of advances into convertible note payable	$416,685	$300,526
Beneficial conversion on convertible note payable	$416,685	$300,526
Issuance of common stock for convertible notes payable and interest	$246,109	$175,136

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

RAINBOW CORAL CORP. (the “Company”), a Florida corporation, was formed to build a coral farm facility to develop and propagate (or grow) live coral, independent of the oceans, as a future farm reserve against the decline of natural wild reefs. We intend to grow, harvest and distribute a variety of sizes of hard and soft  captive-bred corals. The coral is attractive to many consumers who can maintain them in a healthy ecosystem aquarium. We believe that coral and other marine aquarium livestock should be supplied by farms or captive breeders, rather than removed from the natural reefs. The additional uses for coral as a source of potential leading edge medical discoveries are an additional  opportunity for the Company’s coral farming activity. We believe that the world of bio-research is a natural continuation of our core coral propagation business. Accordingly on October 23, 2011, the Company formed a subsidiary, Rainbow Biosciences, LLC to look into the opportunities within the bioscience market. Rainbow Biosciences, LLC will continue to research opportunities into the bioscience markets.

The Company was incorporated on August 13, 2010 with its corporate headquarters located in Nokomis, Florida. The Company’s fiscal year end is March 31.

NOTE 2. GOING CONCERN

The Company incurred a net loss of $683,935 during the nine months ended December 31, 2013 and had negative cash flow from operating activities of $392,094 for the same period. The Company does not expect to generate positive net income or generate positive cash flow from operating activities in the next twelve months. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

The results of operations for the nine months period ended December 31, 2013 are not necessarily indicative of the results for the full fiscal year ending March 31, 2014.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $107,848 and $84,592 at December 31, 2013 and March 31, 2013, respectively.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We evaluate goodwill for impairment utilizing undiscounted projected cash flows in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, “Intangibles — Goodwill and Other” (“ASC Topic 350”). The Company has determined that there was no impairment of goodwill during the nine months ended December 31, 2013.

Deferred Income Taxes and Valuation Allowance

The Company accounts for income taxes under ASC 740 Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of December 31, 2013 or March 31, 2013.

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

Share-based expense for the nine months ended December 31, 2013 and 2012 was $0 and $542,000, respectively.

Earnings (Loss) per Common Share

The Company computes basic and diluted earnings per common share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  For the nine months ended December 31, 2013 and 2012, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no known commitments or contingencies as of December 31, 2013 and March 31, 2013.

Recently Issued Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the prior period financial statements to conform to the current period presentation.

NOTE 4. RELATED PARTY

During the nine months ending December 31, 2013, the Company received advances of $36,756 from the President of our Father Fish subsidiary for purposes of funding operations, of which $1,686 of the advances were repaid during the nine months ended December 31, 2013.

NOTE 5. CONVERTIBLE NOTES PAYABLE AND ADVANCES

Convertible notes payable consist of the following as of December 31, 2013:

Amount
Convertible note payable effective June 30, 2013, due June 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share	192,600
Convertible note payable effective September 30, 2013, due September 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share	224,085

Total convertible notes payable	416,685
Less: discounts on convertible notes payable	(398,661)
Convertible notes payable	$18,024

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

During the nine months ended December 31, 2013, the Company entered into convertible promissory notes with Vista View Ventures, Inc. which refinanced non-interest bearing advances. The convertible notes have the following terms:

Note Date	Maturity Date	Interest Rate	Conversion Rate	Loan Amount
June 30, 2013	June 30, 2015	10%	$0.04 per share	$ 192,600
September 30, 2013	September 30, 2015	10%	$0.04 per share	$ 224,085

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

During the nine months ended December 31, 2013, the holders of the convertible note payable dated March 31, 2012 elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion at $0.05 per share.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
May 8, 2013	$11,449	228,983	$3,338

During the nine months ended December 31, 2013, the holders of the convertible note payable dated June 30, 2012 elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion at $0.04 per share.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
April 10, 2013	$25,000	625,000	$20,000
April 11, 2013	50,000	1,250,000	40,000
May 10, 2013	6,977	174,428	611
Total	$81,977	2,049,428	$60,611

During the nine months ended December 31, 2013, the holders of the convertible note payable dated January 1, 2013 elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion at $0.05 per share.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
July 9, 2013	$36,687	733,738	$27,820
July 15, 2013	70,000	1,400,000	46,673
Total	$106,687	2,133,738	$74,493

During the nine months ended December 31, 2013, the holders of the convertible note payable dated March 31, 2013 elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.05 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion at $0.05 per share.

Date	Amount Converted	Number of Shares Issued	Unamortized Discount
October 15, 2013	$25,000	500,000	$17,785
October 25, 2013	20,996	419,923	13,971
Total	$45,996	919,923	$31,756

During the nine months ended December 31, 2013 and 2012, the Company received non-interest bearing advances of $330,280 and $219,108, respectively, from Vista View Ventures Inc.  The funds were advanced to the Company through an intermediary agent which also provides certain legal, accounting and support services to the Company.

NOTE 6. LONG-TERM NOTE PAYABLE

On December 30, 2013 the Company entered into a promissory note of $50,000 with a third party bearing interest at 5%.  Under the terms of the note payable, the Company will begin making monthly payments on the note payable on January 1, 2015 based on a 4 year payout.

NOTE 7. STOCKHOLDERS’ EQUITY

During the nine months ended December 31, 2013, the Company issued stock to third parties for the conversion of notes payable. No gain or loss was recognized on the conversions as they occurred within the terms of the respective notes. The stock issued is as follows:

Date	Number of Shares Issued	Value of Shares
April 10, 2013	625,000	$25,000
April 11, 2013	1,250,000	50,000
May 8, 2013	228,983	11,449
May 10, 2013	174,428	6,977
July 9, 2013	733,738	36,687
July 15, 2013	1,400,000	70,000
October 15, 2013	500,000	25,000
October 25, 2013	419,923	20,996
Total	5,332,072	$246,109

NOTE 8. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these consolidated financial statements were issued. Based on our evaluation, only the events described below require disclosure.

On January 1, 2014, the holder of the convertible promissory note in the original amount of $192,600 elected to convert principal and interest in the amount of $32,000 into 800,000 shares of common stock.  As a result of this conversion, unamortized discount related to the converted principal in the amount of $20,975 was immediately amortized to interest expense.

On January 27, 2014, the holder of the convertible promissory note in the original amount of $192,600 elected to convert principal and interest in the amount of $32,000 into 800,000 shares of common stock.  As a result of this conversion, unamortized discount related to the converted principal in the amount of $29,346 was immediately amortized to interest expense.

On February 7, 2014, the holder of the convertible promissory note in the original amount of $192,600 elected to convert principal and interest in the amount of $32,000 into 800,000 shares of common stock.  As a result of this conversion, unamortized discount related to the converted principal in the amount of $29,313 was immediately amortized to interest expense.

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

Nine months ended December 31, 2013 compared to the nine months ended December 31, 2012.

Revenue

Revenue increased to $84,044 for the nine months ended December 31, 2013 compared to $76,808 for the nine months ended December 31, 2012. The sales increase was driven by increased advertising.

Cost of Goods Sold

Cost of goods sold increased to $57,506 for the nine months ended December 31, 2013 compared to $52,569 for the comparable period of 2012. The increase in cost of goods is consistent with the increase in revenue.

Gross Profit

Gross profit increased from $24,239 for the nine months ended December 31, 2012 to $26,538 for the nine months ended December 31, 2013. The increase in gross profit was a result of increased sales, offset by increased cost of goods sold.

General and administrative expenses

We recognized general and administrative expenses in the amount of $476,084 and $813,391 for the nine months ended December 31, 2013 and  2012, respectively. During the nine months ended December 31, 2012, we issued stock for services resulting in general and administrative expense of $542,000. Excluding this expense, general and administrative expense for the nine months ended December 31, 2012 would have been $271,391. General and administrative expense, excluding the stock issued for services, increased from the nine months ended December 31, 2012 compared to 2013 as a result of higher costs related to professional services.

Interest Expense

Interest expense increased from $205,928 for the nine months ended December 31, 2012 to $234,389 for the nine months ended December 31, 2013. Interest expense for the nine months ended December 31, 2013 included amortization of discount on convertible notes payable in the amount of $215,122 compared to $191,747 for the comparable period of 2012. The remaining increase is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $683,935 for the nine months ended December 31, 2013 as compared to $995,080 for the comparable period of  2012. The decrease in the net loss was primarily the result of the decrease in the general and administrative expense as discussed above.

Three months ended December 31, 2013 compared to the three months ended December 31, 2012.

Revenue

Revenue increased slightly to $25,491 for the three months ended December 31, 2013 compared to $24,852 for the three months ended December 31, 2012.

Cost of Goods Sold

Cost of goods sold decreased to $22,630 for the three months ended December 31, 2013 compared to $24,912 for the comparable period of 2012. The decrease in cost of goods is due to the mix of products sold.

Gross Profit

Gross profit increased to $2,861 for the three months ended December 31, 2013 from a loss of $60 for the three months ended December 31, 2012. The increase in gross profit was a result of higher margins on sales.

General and administrative expenses

We recognized general and administrative expenses in the amount of $165,140 and $63,689 for the three months ended December 31, 2013 and  2012, respectively. The increase in general and administrative expense was the result of increased costs related to professional services.

Interest Expense

Interest expense decreased from $118,601 for the three months ended December 31, 2012 to $53,710 for the three months ended December 31, 2013. The decrease is due to less amortization of discount on convertible notes payable.

Net Loss

We incurred a net loss of $215,989 for the three months ended December 31, 2013 as compared to $182,350 for the comparable period of  2012. The increase in the net loss was primarily due to the increase in general and administrative expenses, as discussed above.

Going Concern

We incurred a net loss of $683,935 for the nine months ended December 31, 2013. Net cash used by operations for the nine months ended December 31, 2013 was $392,094. We do not anticipate having positive net income in the immediate future. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Liquidity and Capital Resources

At December 31, 2013, we had cash on hand of $107,848.

Net cash used in operating activities for the nine months ended December 31, 2013 was $392,094. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to fully implement our business plan. There is no guarantee that we will be able funds when we need them or that funds will be available on terms that are acceptable to the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARK RISK

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

As of December 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2013.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of independent directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more independent directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more independent directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of independent directors on our Board.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 15, 2013, we issued 500,000 shares of common stock as a result of the conversion of principal interest on a Convertible Note Payable in the amount of $25,000.

On October 25, 2013, we issued 419,923 shares of common stock as a result of the conversion of principal interest on a Convertible Note Payable in the amount of $20,996.

An exemption under Section 4(1) of the Securities Act is claimed for the common stock issued in the above conversions since the criteria of Rule 144 were satisfied.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On December 1, 2013, our Board of Directors appointed Kimberly Palmer to serve as CEO, President and a member of the Board of Directors. A registered nurse with extensive healthcare experience, Ms. Palmer will be tasked with implementing the Company’s business strategy in the field of regenerative medicine. From 1997 until the present, she has served as a registered nurse at Vancouver General Hospital in the post anesthetic recovery room and the solid organ transplant/cardiac surgery telemetry unit. In addition, from 2008 to the present, Ms. Palmer has served as a business consultant to private surgeons, providing administrative and clinical support for a variety of medical practices. Ms. Palmer holds a Bachelor of Science, Nursing degree from the University of British Columbia. She is a registered nurse in British Columbia.

Ms. Palmer will be compensated $5,000 per month for her services. She is not covered under an employment agreement and does not own any shares of our stock.

Additionally, on December 1, 2013, Mr. Patrick Brown resigned as our CEO, President and Director.  Mr. Foxwell’s resignation was not the result of a disagreement with the Company.

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

RAINBOW CORAL CORP.

By:	/s/ Kimberly Palmer
Kimberly Palmer
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting
Officer and Sole Director

Dated: February 19, 2014