Form 10-Q/A
period 2013-12-31
Rainbow Coral Corp.
filed 2014-02-21
CIK 1499790

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

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2013 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to our Form 10-Q for the period ended December 31, 2013, filed with the Securities and Exchange Commission on February 19, 2014.

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

Dated: February 21, 2014