Form 10-K
period 2014-03-31
Rainbow Coral Corp.
filed 2014-08-01
CIK 1499790

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-169554

RAINBOW CORAL CORP.

(Exact name of registrant as specified in its charter)

Florida	27-3247562
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

495 Grand Boulevard, Suite 206 Miramar Beach, Florida	32550
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (850) 269-7230

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock, $0.0001 par value	OTC Markets QB

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

Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☑

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
(Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐  No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2013 was $1,386,604.

There were 26,851,900 shares of the Registrant’s common stock outstanding as of July 30, 2014.

RAINBOW CORAL CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “RBCC,” “our,” and “us” refers to Rainbow Coral Corp., a Florida corporation.

PART I

ITEM 1. BUSINESS

Overview

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

We intend to grow, harvest and distribute a variety of sizes of hard and soft captive-bred corals. The coral is attractive to many consumers who can maintain them in a healthy ecosystem aquarium. We believe that coral and other marine aquarium livestock should be supplied by farms or captive breeders, rather than removed from the natural reefs. The additional uses for coral as a source of potential leading edge medical discoveries are an additional  opportunity for the Company’s coral farming activity. We believe that the world of bio-research is a natural continuation of our core coral propagation business. Accordingly, on October 23, 2011, the Company formed a subsidiary, Rainbow Biosciences, LLC. to look into the opportunities within the bioscience market. Rainbow Biosciences, LLC will continue to research opportunities into the bioscience markets.

On March 13, 2012, we entered into a stock purchase agreement (“N3D Stock Purchase Agreement”) with Nano3D Biosciences, Inc. (“N3D”), a Texas corporation that has developed a unique concept in three dimensional cell research tools. Under the terms of the N3D Stock Purchase Agreement, we have agreed to acquire 604 shares of common stock of N3D, representing approximately 5% of the outstanding shares on the date of the agreement, for a price of $413.62 per share. According to the N3D Stock Purchase Agreement, the total purchase price of $249,826 is to be paid by making weekly payments of $5,000 until fully paid. We made weekly investments of $5,000 in N3D up to a total of $60,000 resulting in our acquisition of 145 shares of N3D’s common stock. We discontinued payments to N3D in May 2012 because of their delay in reaching certain milestones in the commercialization process. Their ability to achieve scientific adoption of their new methodology has been slower than expected; however, we remain enthusiastic about the potential of this investment to generate positive returns for our Company as their device is a significant technological advancement in cell culturing. Once N3D reaches certain milestones in the development of the Bio-Assembler, we will consider resuming our investment in N3D. We remain shareholders of N3D as a result of the $60,000 investment that we have made and continue to support N3D with marketing and other support.

On February 1, 2013, we entered into a Joint Venture Agreement with TheraKine Ltd. (“TheraKine”) in order to explore potential business opportunities to exploit TheraKine’s novel drug delivery technologies. TheraKine is the developer of a revolutionary, sustained-release drug delivery platform that could soon make local delivery of biologic agents and small molecules safer, more effective and more convenient than ever before. Under the terms of the Joint Venture Agreement, we committed to fund $55,000 of the cash flow requirements of the Joint Venture by making weekly payments of $6,875. During the year ended March 31, 2014, we made payments of $55,000 toward our joint venture all of which were expensed.

In January 2014, the Company began funding a second phase of its joint venture with TheraKine. For the year ended March 31, 2014, the Company has expensed $30,000 related to this second phase, which was paid during the year ended March 31, 2014.  An additional $20,000 was paid and expensed subsequent to year end related to this agreement.

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

The Company was incorporated on August 13, 2010 with its corporate headquarters located in Miramar, Florida. The Company’s fiscal year end is March 31.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Executive Offices

We lease our corporate offices at 495 Grand Boulevard, Suite 206, Miramar Beach, Florida 32550 on a month-to-month basis in an executive office suite. The rent is approximately $120 per month. The amount of space utilized is flexible and depends on our needs for each month.

Our CEO utilizes office space in Houston, Texas, an area of significant biomedical research, on a month-to-month basis through a sublease from a professional services corporation. The Company pays approximately $700 per month for rent, which along with other services, is billed on a proportional basis with other companies that also occupy this space.

Retail Location

We lease a combined retail and warehouse location in Venice, Florida. The space is approximately 3,000 square feet and is adequate for our needs. The lease term is one year. The rent is approximately $2,000 per month.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began trading on the “Over the Counter” Bulletin Board (“OTC”) under the symbol “RBCC” in September 2010. The following table sets forth, for the period indicated, the prices of the common stock in the over-the-counter market, as reported and summarized by OTC Markets Group, Inc. These quotations represent inter-dealer quotations, without adjustment for retail markup, markdown, or commission and may not represent actual transactions. There is an absence of an established trading market for the Company’s common stock, as the market is limited, sporadic and highly volatile, which may affect the prices listed below.

	High	Low
Fiscal Year Ended March 31, 2014
Quarter ended March 31, 2014	$0.30	$0.12
Quarter ended December 31, 2013	$0.26	$0.10
Quarter ended September 30, 2013	$0.31	$0.14
Quarter ended June 30, 2013	$0.64	$0.10

Fiscal Year Ended March 31, 2013
Quarter ended March 31, 2013	$0.96	$0.11
Quarter ended December 31, 2012	$2.45	$0.38
Quarter ended September 30, 2012	$2.67	$1.01
Quarter ended June 30, 2012	$14.00	$0.51

On June 1, 2012, the majority shareholder of the Company approved a 1-for-20 reverse stock split. This stock split was effective June 28, 2012.  All share and per share amounts reflect the reverse stock split retroactively.

Holders

As of the date of this filing, there were five holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the foreseeable future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 100,000,000 shares of common stock, with a par value of $0.0001. The closing price of our common stock on July 30, 2014, as quoted by OTC Markets Group, Inc., was $0.065. There were 26,851,900 shares of common stock issued and outstanding as of July 30, 2014. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the State of Florida contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended March 31, 2014, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of March 31, 2014.

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

Recent Sales of Unregistered Securities

During the year ended March 31, 2014, the Company issued shares of common stock as a result of the conversion of Convertible Promissory Notes, as detailed in the following table:

Date	Amount Converted	Original Amount of Note	Shares of Common Stock Issued
April 10, 2013	$25,000	$117,775	625,000
April 11, 2013	50,000	117,775	1,250,000
May 8, 2013	11,449	94,515	228,983
May 10, 2013	6,977	117,775	174,428
July 9, 2013	36,687	101,333	733,738
July 15, 2013	70,000	101,333	1,400,000
October 15, 2013	25,000	43,575	500,000
October 25, 2013	20,996	43,575	419,923
January 1, 2014	32,000	192,600	800,000
January 27, 2014	32,000	192,600	800,000
February 7, 2014	32,000	192,600	800,000
February 25, 2014	32,000	192,600	800,000
March 4, 2014	36,000	192,600	900,000
March 10, 2014	36,000	192,600	900,000
Total	$446,109	n/a	10,332,072

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS FILING CONTAINS FORWARD-LOOKING STATEMENTS. THE WORDS “ANTICIPATED,” “BELIEVE,” “EXPECT,” “PLAN,” “INTEND,” “SEEK,” “ESTIMATE,” “PROJECT,” “WILL,” “COULD,” “MAY,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE STATEMENTS INCLUDE, AMONG OTHERS, INFORMATION REGARDING FUTURE OPERATIONS, FUTURE CAPITAL EXPENDITURES, AND FUTURE NET CASH FLOW. SUCH STATEMENTS REFLECT THE COMPANY’S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE AND INVOLVE RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, GENERAL ECONOMIC AND BUSINESS CONDITIONS, CHANGES IN FOREIGN, POLITICAL, SOCIAL, AND ECONOMIC CONDITIONS, REGULATORY INITIATIVES AND COMPLIANCE WITH GOVERNMENTAL REGULATIONS, THE ABILITY TO ACHIEVE FURTHER MARKET PENETRATION AND ADDITIONAL CUSTOMERS, AND VARIOUS OTHER MATTERS, MANY OF WHICH ARE BEYOND THE COMPANY’S CONTROL. SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES OCCUR, OR SHOULD UNDERLYING ASSUMPTIONS PROVE TO BE INCORRECT, ACTUAL RESULTS MAY VARY MATERIALLY AND ADVERSELY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, OR OTHERWISE INDICATED. CONSEQUENTLY, ALL OF THE FORWARD-LOOKING STATEMENTS MADE IN THIS FILING ARE QUALIFIED BY THESE CAUTIONARY STATEMENTS AND THERE CAN BE NO ASSURANCE OF THE ACTUAL RESULTS OR DEVELOPMENTS.

The following discussion and analysis of our financial condition and plan of operations should be read in conjunction with our financial statements and related notes appearing elsewhere herein. This discussion and analysis contains forward-looking statements including information about possible or assumed results of our financial conditions, operations, plans, objectives, and performance that involve risk, uncertainties, and assumptions. The actual results may differ materially from those anticipated in such forward-looking statements. For example, when we indicate that we expect to increase our product sales and potentially establish additional license relationships, these are forward-looking statements. The words expect, anticipate, estimate or similar expressions are also used to indicate forward-looking statements.

Background of our Company

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

Rainbow Coral Corp. was incorporated in Florida on August 13, 2010, with its corporate headquarters located in Nokomis, Florida. The company’s fiscal year end is March 31.

Going Concern

We incurred a net loss of $1,097,141 for the year ended March 31, 2014. Net cash used by operations for the year ended March 31, 2014 was $531,818. As of March 31, 2014, we had cash on hand of $65,373 and a working capital deficit of $404,118. We do not anticipate having positive net income in the immediate future. These conditions create an uncertainty as to our ability to continue as a going concern.

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

Plan of Operations

We believe we do not have adequate funds to fully execute our business plan for the next twelve months unless we obtain additional funding. However, should we not raise this capital, we will allocate our funding to first assure that all State, Federal and SEC requirements are met.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

We incurred a net loss of $1,097,141 for the year ended March 31, 2014. We had a working capital deficit of $404,118 as of March 31, 2014. We do not anticipate having positive net income in the immediate future. Net cash used by operations for the year ended March 31, 2014 was $531,818.

We continue to rely on advances to fund operating shortfalls and do not foresee a change in this situation in the immediate future. There can be no assurance that we will continue to have such advances available. We will not be able to continue operations without them. We are pursuing alternate sources of financing, but there is no assurance that additional capital will be available to the Company when needed or on acceptable terms.

Fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013.

Revenue

Revenue increased to $113,009 for the year ended March 31, 2014, compared to $100,186 for the year ended March, 31, 2013 due to higher sales at our Father Fish store.

Cost of Goods Sold

Cost of goods sold increased to $113,228 for the year ended March 31, 2014, compared to $69,385 for the comparable period in 2013. The increase is largely due to write-offs of inventory during the year ended March 31, 2014.

Gross Profit (Loss)

Gross loss was $219 for the year ended March 31, 2014, compared to a gross profit of $30,801 for the year ended March, 31, 2013. The decrease is largely due to the inventory write-offs during the year ended March 31, 2014

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $557,031 and $1,026,342 for the year ended March 31, 2014 and 2013, respectively. General and administrative expense was comprised of the following:

	2014	2013
Stock-based compensation	$—	$542,000
General and administrative expense related to operating retail fish store and coral farm facility	112,902	88,549
Officer compensation	110,250	88,500
Corporate general and administrative expense	333,879	307,293
Total general and administrative expense	$557,031	$1,026,342

During the year ended March 31, 2013, we issued stock to a consultant for services resulting in stock based compensation of $542,000.  No such costs were incurred in 2014.

Our retail fish store and coral farm facility incurred general and administrative expense of $112,902 for the years ended March 31, 2014 and $88,549 during the period ended March 31, 2013. These expenses were related to maintaining and operating the retail store in Venice, Florida. The main reasons for the increase in general and administrative expense for the retail store were increased rent, increased repairs and maintenance and the installation of new fish tanks.

During the years ended March 31, 2014 and 2013, we incurred officer compensation of $110,250 and $88,500, respectively, related to cash compensation paid to Kimberly Palmer, Patrick Brown and Lou Foxwell.

The remaining general and administrative expense of $333,879 and $307,293 for the years ended March 31, 2014 and 2013, respectively, relates to operating the Company and maintaining its reporting status. The increase is the result of increased professional fees.

Expenses related to joint ventures and other business development agreements

The Company incurred $85,000 of expense related to an investment in TheraKine during the year ended March 31, 2014.  The Company has elected to expense its investments as incurred pending further development of the business plan.

Impairment of goodwill

The Company recorded goodwill impairment expense of $27,868 during the year ended March 31, 2014.

Interest Expense

Interest expense increased from $267,649 for the year ended March 31, 2013 to $427,023 for the year ended March 31, 2014. Interest expense for the year ended March 31, 2014 included amortization of discount on convertible notes payable of $398,067, compared to $248,336 for the comparable period of 2013. The remaining increase is due to interest expense related to additional convertible notes payable.

Net Loss

We incurred a net loss of $1,097,141 for the year ended  March 31, 2014 as compared to $1,263,190 for the comparable period of 2013. The decrease in the net loss was primarily the result of the absence no stock-based compensation in 2014, offset by increased interest expense related to additional convertible notes payable.

Liquidity and Capital Resources

Net cash used by operating activities was $531,818 and $373,465 for the years ended March 31, 2014 and 2013, respectively. The primary reason for the increase in net cash used in operating activities was increased expenditures for general and administrative expenses.

We anticipate needing approximately of $500,000 to fund our operations and to effectively execute our business plan over the next twelve months. The Company intends to seek these funds through equity and debt financing; however, there is no guarantee that funds will be raised and the Company has no agreements in place as of the date of this filing for any financing.

Capital Resources

We had no material commitments for capital expenditures as of March 31, 2014 and 2013. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

Additional Financing

Additional financing is required to continue operations. Although actively searching for available capital, the Company does not have any current arrangements for additional outside sources of financing and cannot provide any assurance that such financing will be available.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

We have identified the policies below as critical to our business operations and the understanding of our consolidated financial statements. A complete discussion of our accounting policies is included in the Notes to the Consolidated Financial Statements.

REVENUE AND COST RECOGNITION - The Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred or the services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue is recognized net of sales returns and allowances.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Significant Accounting Polices: Recent Issued Accounting Pronouncements” in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Rainbow Coral Corp.

Consolidated Financial Statements

March 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rainbow Coral Corp.

We have audited the accompanying consolidated balance sheet of Rainbow Coral Corp. as of March 31, 2014, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year ended March 31, 2014.  These consolidated financial statements are the responsibility of Rainbow Coral Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rainbow Coral Corp.  as of March 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

July 31, 2014

Messineo & Co, CPAs LLC 2451 N McMullen Booth Rd - Ste. 309 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:

Rainbow Coral Corp.

We have audited the consolidated balance sheet of Rainbow Coral Corp. (the “Company”) as of March 31, 2013 and the related consolidated statements of operations, stockholders’ deficit, and consolidated cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements, referred to above, present fairly, in all material respects, the consolidated financial position of Rainbow Coral Corp. as of March 31, 2013, and the consolidated results of its operations and its consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Messineo & Co. CPAs, LLC

Clearwater, FL

July 15, 2013

RAINBOW CORAL CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	March 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$65,373	$84,592
Prepaid expenses	841	350
Inventory	5,249	29,020
Total current assets	71,463	113,962

Fixed assets net of accumulated depreciation of $7,615 and $1,760, respectively	6,282	5,428
Goodwill	—	27,868
TOTAL ASSETS	$77,745	$147,258

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$191,780	$117,351
Advances payable	149,453	133,455
Related party advances payable	131,505	94,881
Current portion of notes payable	2,843	—
Current portion of convertible notes payable, net of discount of $0 and $3,491, respectively	—	1,024
Total current liabilities	475,581	346,711

Convertible notes payable, net of discount of $215,716 and $193,607, respectively.	13,111	24,576
Notes payable	47,157	—
Accrued interest payable	11,201	10,929
TOTAL LIABILITIES	547,050	382,216

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.0001 stated value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2014 and March 31, 2013, respectively.	—	—
Common Stock, $0.0001 par value; 100,000,000 shares authorized. 22,851,900 and 12,519,828 shares issued and outstanding at March 31, 2014 and March 31, 2013, respectively.	2,285	1,252
Additional paid-in capital	2,460,965	1,599,204
Accumulated deficit	(2,932,555)	(1,835,414)
Total stockholders’ deficit	(469,305)	(234,958)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$77,745	$147,258

The accompany notes are an integral part of these consolidated financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended March 31,
	2014	2013

REVENUE	$113,009	$100,186
COST OF GOODS SOLD	113,228	69,385

GROSS PROFIT (LOSS)	(219)	30,801

OPERATING EXPENSES
Expenses related to joint ventures and other business development agreements	85,000	—
General and administrative expenses	557,031	1,026,342
Impairment of goodwill	27,868	—

LOSS FROM OPERATIONS	(670,118)	(995,541)

OTHER EXPENSE
Interest expense	(427,023)	(267,649)

NET LOSS	$(1,097,141)	$(1,263,190)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.07)	$(0.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - Basic and diluted	16,636,020	6,921,485

The accompany notes are an integral part of these consolidated financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, March 31, 2012	575,000	$58	$388,942	$(572,224)	$(183,224)

Share-based compensation	80,000	8	541,992	—	542,000
Conversion of notes payable	11,864,744	1,186	222,836	—	224,022
Share rounding as result of reverse split	84	—	—	—	—
Discount on issuance of convertible note payable	—	—	445,434	—	445,434
Net loss	—	—	—	(1,263,190)	(1,263,190)

BALANCE, March 31, 2013	12,519,828	$1,252	1,599,204	$(1,835,414)	$(234,958)

Shares issued for conversion of notes payable	10,332,072	1,033	445,076	—	446,109
Discount on issuance of convertible note payable	—	—	416,685	—	416,685
Net loss	—	—	—	(1,097,141)	(1,097,141)

BALANCE, March 31, 2014	22,851,900	$2,285	$2,460,965	$(2,932,555)	$(469,305)

The accompany notes are an integral part of these consolidated financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended March 31,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss	$(1,097,141)	$(1,263,190)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible notes payable	398,067	248,336
Impairment of goodwill	27,868	—
Impairment of inventory	14,500	—
Depreciation	5,854	1,438
Stock-based compensation	—	542,000
Changes in operating assets and liabilities:
Inventory	9,271	(767)
Prepaid expenses	(491)	—
Accounts payable and accrued liabilities	74,429	79,616
Accrued interest payable	35,825	19,102
NET CASH USED IN OPERATING ACTIVITIES	(531,818)	(373,465)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(6,708)	(406)
NET CASH USED IN INVESTING ACTIVITIES	(6,708)	(406)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	432,683	396,138
Proceeds from related party advances	38,442	61,896
Repayments of related party advances	(1,818)	(19,790)
Proceeds from note payable	50,000	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	519,307	438,244

NET INCREASE (DECREASE) IN CASH	(19,219)	64,373

CASH, at the beginning of the year	84,592	20,219

CASH, at the end of the year	$65,373	$84,592

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinancing of advances into convertible notes payable	$416,685	$445,434
Beneficial conversion discount on convertible note	$416,685	$445,434
Conversion of convertible notes to common stock	$446,109	$224,022

The accompany notes are an integral part of these consolidated financial statements.

RAINBOW CORAL CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Background Information

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

The Company was incorporated on August 13, 2010 with its corporate headquarters located in Miramar Beach, Florida.  The Company’s fiscal year end March 31.

Joint Ventures

On March 13, 2012, the Company entered into a stock purchase agreement (“N3D Stock Purchase Agreement”) with Nano3D Biosciences, Inc. (“N3D”), a Texas corporation that has developed a unique concept in three dimensional cell research tools. Under the terms of the N3D Stock Purchase Agreement, the Company agreed to acquire 604 shares of common stock of N3D, representing approximately 5% of the outstanding shares on the date of the agreement, for a price of $413.62 per share. The total purchase price of $249,826 was to be paid by making weekly payments of $5,000 until fully paid. Under the terms of the N3D Stock Purchase Agreement, we could discontinue payment of the purchase price at any time by providing written notice to N3D. The Company invested $60,000 in N3D resulting in the acquisition of 145 shares of N3D’s common stock. The Company discontinued payments to N3D in May 2012 because of their delay in reaching certain milestones in the commercialization process.  The Company wrote off the investment in full due to the uncertainty about whether the carrying amount is recoverable.

On February 1, 2013, the Company entered into a joint venture agreement with TheraKine Ltd. (“TheraKine”) in order to explore potential business opportunities to exploit TheraKine’s novel drug delivery technologies. TheraKine is the developer of a revolutionary, sustained-release drug delivery platform that could soon make local delivery of biologic agents and small molecules safer, more effective and more convenient than ever before. Under the terms of the joint venture agreement, the Company has committed to fund $55,000 of the cash flow requirements of the Joint Venture by making weekly payments of $6,875. During the year ended March 31, 2014, the Company made payments of $55,000 toward our joint venture.

In January 2014, the Company began funding a second phase of its joint venture with TheraKine. During the year ended March 31, 2014, the Company expensed $30,000 related to this second phase, which was paid during the year. An additional $20,000 was paid and expensed subsequent to year end related to this agreement.

Note 2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

The Company incurred a net loss of $1,097,141 during year ended March 31, 2014 and had net cash used in operating activities of $541,393 for the same period. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. The Company intends to finance its future development activities and its working capital needs largely from the issuance of debt or convertible debt until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Note 3. Significant Accounting Policies

The significant accounting policies that the Company follows are:

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

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

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Rainbow Coral Corp., and its wholly owned subsidiaries, Rainbow Biosciences, LLC and Father Fish Aquarium, Inc. (collectively referred to as the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Temporary cash investments with an original maturity of three months or less are considered cash equivalents. Cash and cash equivalents were $65,373 and $84,592 at March 31, 2014 and 2013, respectively.

Inventory

The Company follows ASC 330, Inventory. Inventory represents aquarium products and other pet supply items valued at the lower of cost or net realizable value determined using the weighted average cost method, and with market defined as the lower of replacement cost or realizable value. The cost of inventory includes all costs to purchase, costs of conversion and other costs incurred in bringing the inventory to its present location and condition. Inventory is reduced for the estimated losses due to obsolescence. During the year ended March 31, 2014, the Company recognized a loss for impairment of inventory in the amount of $14,500.

Fixed Assets

Fixed assets of the Company include vehicles and computer equipment and are stated at cost. In accordance with ASC Topic 360, Property, Plant and Equipment, expenditures for fixed assets that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred.

Depreciation is provided principally on the straight-line method over the estimated useful lives of three to five years for financial reporting purposes.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We evaluate goodwill for impairment in accordance with ASC 350, Goodwill and Other. The Company recorded a goodwill impairment charge of $27,868 during the year ended March 31, 2014.

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

Share-based Compensation Expense

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

Share-based expense for the years ended March 31, 2014 and 2013 was $0 and $542,000, respectively.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising costs as incurred. The Company incurred $23,239 and $73,749 of advertising costs for the fiscal years ended March 31, 2014 and 2013, respectively.

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

Earnings (Loss) Per Common Share

The Company computes basic and diluted earnings per common share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  For the years ended March 31, 2014 and 2013, the effect of common stock equivalents has been excluded from the calculation of diluted earnings per share as their effect would be anti-dilutive.  At March 31, 2014 and 2013, respectively, the Company had 6,000,704 and 5,219,669 potentially issuable shares upon the conversion of convertible notes payable and interest.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period between the origination of these instruments and their expected realization.

FASB Accounting Standards Codification (ASC) 820 Fair Value Measurements and Disclosures (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of March 31, 2014 and March 31, 2013.

Recently Issued Accounting Pronouncements

Recently issued or adopted accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

Note 4. Inventory

Inventory consists of finished goods and is comprised of aquarium supplies.  The Company impaired $14,500 of inventory during 2014.

Note 5. Advances

During the year ended March 31, 2014, the Company received advances from Vista View Ventures Inc. in the amount of $432,683 for working capital. These advances are non-interest bearing and payable on demand. During the same period, the Company refinanced $416,685 of the advances into convertible notes payable with Vista View. As of March 31, 2014 and March 31, 2013, advances in the amount of $149,453 and $133,455, respectively, are included in current liabilities on the consolidated balance sheet.

Note 6. Convertible Notes Payable

Convertible notes payable consist of the following as of March 31, 2014 and March 31, 2013:

	March 31, 2014	March 31, 2013
Convertible note payable in the original principal amount of $192,600 due June 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share	$4,742	$—
Convertible note payable in the original principal amount of $224,085 due Sepember 30, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share	224,085	—
Convertible note payable in the original principal amount of $94,515, effective March 31, 2012 due March 31, 2014, bearing interest at 10% per year, convertible into common stock at a rate of $0.05 per share	—	4,515
Convertible note payable in the original principal amount of $117,775, effective June 30, 2012 due June 30, 2014, bearing interest at 10% per year, convertible into common stock at a rate of $0.04 per share	—	73,275
Convertible note payable in the original principal amount of $101,333, effective January 1, 2013 due January 1, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.05 per share	—	101,333
Convertible note payable in the original principal amount of $43,575, effective March 31, 2013 due March 31, 2015, bearing interest at 10% per year, convertible into common stock at a rate of $0.05 per share	—	43,575
Total convertible notes payable	228,827	222,698
Less: current portion of convertible notes payable	—	(4,515)
Less: discount on noncurrent convertible notes payable	(215,716)	(193,607)
Long-term convertible notes payable, net of discount	$13,111	$24,576

All principal along with accrued interest is payable on the maturity date. The notes are convertible into common stock at the option of the holder. The holder of the notes cannot convert the notes into shares of common stock if that conversion would result in the holder owning more than 4.9% of the outstanding stock of the Company.

During the year ended March 31, 2014, the Company entered into convertible promissory notes with Vista View Ventures, Inc. which refinanced non-interest bearing advances. The convertible notes have the following terms:

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

During the year ended March 31, 2014, the holders of the convertible note payable dated March 31, 2012 elected to convert principal of $4,515 and accrued interest in the amount of $6,934 into 228,983 shares of common stock of the Company. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion at $0.05 per share.

During the year ended March 31, 2014, the holders of the convertible note payable dated June 30, 2012 elected to convert principal of $73,275 and accrued interest of $8,702 into shares of common stock of the Company. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion at $0.04 per share.

During the year ended March 31, 2014, the holders of the convertible note payable dated January 1, 2013 elected to convert principal of $101,333 and accrued interest in the amount of $5,354 into shares of common stock of the Company. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion at $0.05 per share.

During the year ended March 31, 2014, the holders of the convertible note payable dated March 31, 2013 elected to convert principal of $43,575 and accrued interest in the amount of $2,421 into shares of common stock of the Company. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion at $0.05 per share.

During the year ended March 31, 2014, the holders of the convertible note payable dated June 30, 2013 elected to convert principal of $187,858 and accrued interest in the amount of $12,142 into shares of common stock of the Company. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion at $0.05 per share.

During the years ended March 31, 2014 and 2013, the Company received non-interest bearing advances of $432,683 and $396,138, respectively, from Vista View Ventures Inc.  The funds were advanced to the Company through an intermediary agent which also provides certain legal, accounting and support services to the Company.

Note 7. Long-term note payable

On December 30, 2013, the Company entered into a promissory note for $50,000 with a third party bearing interest at 5% per annum.  Under the terms of the note payable, the Company will begin making monthly payments on the note payable on January 1, 2015 over a period of 4 years.

Note 8. Related Party Transactions

As of March 31, 2014 and 2013, related party advances payable were $131,505 and $94,881, respectively. The advances are payable to the President of the Company’s Father Fish subsidiary and were used for working capital.

Note 9. Income Taxes

There is no current or deferred income tax expense or benefit for the periods ended March 31, 2014 or 2013.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference at March 31, 2014 and 2013 are as follows.

	2014	2013
Tax benefit at U.S. statutory rate	$370,000	$195,000
Amortization of discount on convertible notes payable	(160,000)	—
Valuation allowance	(210,000)	(195,000)
	$—	$—

For the year ended March 31, 2014, the Company’s only material temporary difference was the amortization of the discount on convertible notes payable as a result of recognizing a beneficial conversion feature. The Company did not have any material temporary differences for the year ended March 31, 2013.

The tax returns for fiscal years 2011 through 2014 are still open for review by the Internal Revenue Service.

The Company has not recognized an income tax benefit for the period based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the current period presented is offset by a valuation allowance (100%) established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

Note 10. Stockholders’ Equity

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

Common stock issued for Services

During the year ending March 31, 2014, the Company recorded no stock-based compensation expense.  During the year ending March 31, 2013, the Company recorded stock-based compensation of $542,000, in connection with the issuance of 80,000 shares for services.

Conversion of Convertible Notes Payable

During the year ended March 31, 2014, the Company issued 10,332,072 shares of common stock in exchange for the conversion of $446,109 of convertible debt and interest.  No gain or loss was recognized on the conversions as they occurred within the terms of the respective notes.

Note 11. Business Segments

The Company has two reportable operating segments: (1) aquarium and aquarium supplies and (2) medical technology. These reportable segments are managed separately due to differences in their products.

The only segment which generates revenue is aquarium and aquarium supplies. Management evaluates and monitors performance of this segment primarily through, among other measures, gross profit. The nanotechnology segment is in the development stage and has not begun to generate revenue.

The results of operations and financial position of the two reportable operating segments and corporate were as follows:

Results of Operations:

	Years ended March 31,
	2014	2013

REVENUE
Aquarium and aquarium supplies	$113,009	$100,186
Medical technology	—	—
Corporate	—	—
	$113,009	$100,186

GROSS PROFIT (LOSS)
Aquarium and aquarium supplies	$(219)	$30,801
Medical technology	—	—
Corporate	—	—
	$(219)	$30,801

OPERATING EXPENSES
Aquarium and aquarium supplies	$144,788	$88,550
Medical technology	85,000	—
Corporate	440,111	937,792
	$669,899	$1,026,342

Corporate operating expense includes general and administrative costs not allocated to operating segments.

	March 31,
	2014	2013

TOTAL ASSETS
Aquarium and aquarium supplies	$24,756	$63,548
Medical technology	—	—
Corporate	52,989	83,710
	$77,745	$147,258

Note 12. Subsequent Events

Convertible Notes

In April and May, 2014, the holders of the Convertible Promissory Note signed September 30, 2013 elected to convert $160,000 in the aggregate of principal and accrued interest into five million shares of common stock at a rate of $0.04 per share. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.  One million of the shares have not yet been issued.

Subsequent to March 31, 2014, the Company has signed convertible promissory notes that refinance non-interest bearing advances into convertible notes payable. The convertible promissory notes bear interest at 10% per annum and are payable along with accrued interest. The convertible promissory notes and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note	Beneficial Conversion Feature
April 1, 2014	March 31, 2016	10%	$0.03	$149,453	149,453
June 30, 2014	June 30, 2016	10%	$0.02	62,980	62,980

The Company evaluated the terms of the new notes in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion features and account for them as  separate derivative liabilities. The Company then evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the notes. Therefore, the Company recognized beneficial conversion discounts as shown in the table above. The beneficial conversion discounts were recorded as an increase in additional paid-in capital and a discount to the convertible notes payable. Discounts to the convertible notes payable are amortized to interest expense over the life of the notes.

Nano3D Biosciences, Inc.

On April 2, 2014, the Company entered into a common stock purchase agreement whereby the Company has agreed to acquire 132 shares of common stock of Nano3D Biosciences, Inc. for $64,938, at a purchase price of $413.62 per share.  This agreement may be cancelled by the Company with prior written notice to Nano3D Biosciences, Inc.  During April and May 2014, the Company paid Nano3D Biosciences, Inc. $20,000 for shares of its common stock pursuant to this agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosure for the years ended March 31, 2014 and 2013.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	The Company does not maintain an inventory system to properly record inventory transactions accurately and in a timely manner;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

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

As of March 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual.. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2014

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our sole officer and director will serve until a successor is elected and qualified. Our officers are elected by the board of directors to a term of one (1) year and serve until their successor is duly elected and qualified, or until they are removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Kimberly Palmer 495 Grand Boulevard, Suite 206 Miramar Beach, Florida 32550	46	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.

Louis Foxwell was the sole officer and director at the inception of the Company until October 14, 2011.

On October 14, 2011, our Board of Directors appointed Patrick Brown to serve as CEO, President and a member of the Board of Directors. Additionally, on the same date Mr. Louis Foxwell resigned as our CEO, President and Director. He remains as the President of our Father Fish subsidiary and continue to manage that Segment of our business. Mr. Foxwell’s resignation was not the result of a disagreement with the Company.

On December 1, 2013, our Board of Directors appointed Kimberly Palmer to serve as CEO, President and a member of the Board of Directors. Additionally, on the same date Mr. Patrick Brown resigned as our CEO, President and Director. Mr. Brown’s resignation was not the result of a disagreement with the company.

Biographies

Ms. Palmer is a registered nurse with extensive healthcare experience. She is tasked with implementing the Company’s business strategy in the field of regenerative medicine. From 1997 until the present, she has served as a registered nurse at Vancouver General Hospital in the post anesthetic recovery room and the solid organ transplant/cardiac surgery telemetry unit. In addition, from 2008 to the present, Ms. Palmer has served as a business consultant to private surgeons, providing administrative and clinical support for a variety of medical practices. Ms. Palmer holds a Bachelor of Science, Nursing degree from the University of British Columbia. She is a registered nurse in British Columbia.

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

Committees of the Board of Directors

Our sole director has not established any committees, including an Audit Committee, a Compensation Committee, or a Nominating Committee, any committee performing a similar function. The functions of those committees are being undertaken by our sole director. Because we do not have any independent directors, our sole director believes that the establishment of committees of the Board would not provide any benefits to our company and could be considered more form than substance.

We do not have a policy regarding the consideration of any director candidates that may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our sole director established a process for identifying and evaluating director nominees. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our sole director has not considered or adopted any of these policies, as we have never received a recommendation from any stockholder for any candidate to serve on our Board of Directors. Given our relative size and lack of directors and officers insurance coverage, we do not anticipate that any of our stockholders will make such a recommendation in the near future.

While there have been no nominations of additional directors proposed, in the event such a proposal is made, all current members of our Board will participate in the consideration of director nominees.

Our sole director is not an “audit committee financial expert” within the meaning of Item 401(e) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or Board of Directors who:

•	understands generally accepted accounting principles and financial statements,

•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,

•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,

•	understands internal controls over financial reporting, and

•	understands audit committee functions

Our Board of Directors is comprised of solely of Ms. Palmer who is involved in our day-to-day operations. We would prefer to have an audit committee financial expert on our board of directors. As with most small, early stage companies until such time our company further develops its business, achieves a stronger revenue base and has sufficient working capital to purchase directors and officers insurance, the Company does not have any immediate prospects to attract independent directors. When the Company is able to expand our Board of Directors to include one or more independent directors, the Company intends to establish an Audit Committee of our Board of Directors. It is our intention that one or more of these independent directors will also qualify as an audit committee financial expert. Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and the Company is not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our Board of Directors.

WE DO NOT HAVE ANY INDEPENDENT DIRECTORS AND THE COMPANY HAS NOT VOLUNTARILY IMPLEMENTED VARIOUS CORPORATE GOVERNANCE MEASURES, IN THE ABSENCE OF WHICH, STOCKHOLDERS MAY HAVE MORE LIMITED PROTECTIONS AGAINST INTERESTED DIRECTOR TRANSACTIONS, CONFLICTS OF INTEREST, AND SIMILAR MATTERS.

Code of Business Conduct and Ethics

We have adopted a code of ethics meeting the requirements of Section 406 of the Sarbanes-Oxley Act of 2002. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely, and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of violations; and provide accountability for adherence to the provisions of the code of ethic.

ITEM 11. EXECUTIVE COMPENSATION

Ms. Palmer is paid $60,000 per year for her services to the company. She does not have a written employment agreement with the company. She receives no other compensation other than the salary described above.

Subsequent to the acquisition of Father Fish, Mr. Foxwell is being compensated at a rate of $2,500 per month.

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended March 31, 2014 and 2013.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Kimberly Palmer, CEO	2014	$17,500	—	—	—	—	—	—	$17,500

Patrick Brown,	2014	$64,000	—	—	—	—	—	—	$64,000
former CEO	2013	$66,000	—	—	—	—	—	—	$66,000

Lou Foxwell, former	2014	$28,750	—	—	—	—	—	—	$28,750
CEO and current	2013	$25,000	—	—	—	—	—	—	$25,000
president of Father Fish

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers other than as described herein.

OUTSTANDING EQUITY AWARDS AT MARCH, 31, 2014

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Kimberly Palmer	—	—	—	—	—	—	—	—	—

Lou Foxwell	—	—	—	—	—	—	—	—	—

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

Employment Agreements & Retirement Benefits

None of our executive officers is subject to employment agreements, but we may enter into such agreements with them in the future. We have no plans providing for the payment of any retirement benefits.

Director Compensation

Directors receive no compensation for serving on the Board. We have no non-employee directors.

Our Board of Directors is comprised of Kimberly Palmer. Ms. Palmer also serves as the CEO of the Company. None of our directors has or had a compensation arrangement with the Company for director services, nor have any of them been compensated for director services since the Company’s inception.

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended March 31, 2014 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

Director Independence

We do not currently have any independent directors and we do not anticipate appointing additional directors in the foreseeable future. If we engage further directors and officers, however, we plan to develop a definition of independence.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We do not currently have a stock option plan in favor of any director, officer, consultant, or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to our sole director and officer since our inception; accordingly, no stock options have been granted or exercised by our sole director and officer since we were founded.

The following table sets forth certain information as of April 1, 2014, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Relationship to Registrant	Number of Common Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Glendive Investments	Shareholder	7,408,598	33.1%
Al. Jerozolimskie 56C
Warsaw, 00-803
Poland

Kimberly Palmer	Sole director and CEO	—	0.0%

All directors and executive officers as a group (1) person.		—	0.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants for the years ended March 31, 2014 and 2013:

	2014	2013
Audit Fees	$25,979	$6,350

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$25,979	6,350

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

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by Peter Messineo, CPA; Messineo & Co. CPAs LLC; and GBH CPAs, PC described above were approved by our Board.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Stock Purchase Agreement, dated as of June 12, 2011, by and among Rainbow Coral Corporation and Father Fish Aquarium, Inc. (2)

2.2	Membership Interest Purchase Agreement, dated as of June 13, 2011 by and among Father Fish Aquarium, Inc. and Father Fish Aquarium, LLC. (2)

3.1(a)	Articles of Incorporation of Rainbow Coral Corp (1)

3.1(b)	Articles of Amendment of Rainbow Coral Corp (2)

3.1(c)	Articles of Amendment of Rainbow Coral Corp (3)

3.2(a)	Bylaws (1)

10.1	Note from Rainbow Coral Corp to Louis Foxwell (2)

21	Subsidiaries of the Registrant (4)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (4)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (4)

101	XBRL Interactive Data (5),(6)

______________

(1)	Incorporated by reference to the comparable exhibit filed with our Registration Statement on Form S-1.

(2)	Incorporated by reference to the comparable exhibit filed with our Form 8-K filed on June 13, 2011.

(3)	Filed on July 17, 2012 as an exhibit to the Registrant’s Form 10-K for the year ended March 31, 2012

(4)	Filed or furnished herewith.

(5)	To be submitted by amendment.

(6)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rainbow Coral Corp.

Date: July 31, 2014	BY: /s/ Kimberly Palmer
Kimberly Palmer
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 31, 2014	BY: /s/ Kimberly Palmer
Kimberly Palmer
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.