Form 10-K/A
period 2014-03-31
Rainbow Coral Corp.
filed 2014-08-06
CIK 1499790

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended March 31, 2014 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to our Form 10-K for the year ended March 31, 2014, filed with the Securities and Exchange Commission on July 31, 2014.

Additionally, we corrected typographical errors as follows:

1)   In Note 2. Going Concern on page 19, in the second paragraph, the first sentence has been corrected from “$541,393” to “$531,818”.

2)   In Note 6. Convertible Notes Payable on page 24, in the fourth paragraph, the last sentence has been corrected from “$0.05” to “$0.04”.

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

The Company incurred a net loss of $1,097,141 during year ended March 31, 2014 and had net cash used in operating activities of $531,818 for the same period. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. The Company intends to finance its future development activities and its working capital needs largely from the issuance of debt or convertible debt until such time that funds provided by operations are sufficient to fund working capital requirements. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

2.1	Stock Purchase Agreement, dated as of June 12, 2011, by and among Rainbow Coral Corporation and Father Fish Aquarium, Inc. (2)

2.2	Membership Interest Purchase Agreement, dated as of June 13, 2011 by and among Father Fish Aquarium, Inc. and Father Fish Aquarium, LLC. (2)

3.1(a)	Articles of Incorporation of Rainbow Coral Corp (1)

3.1(b)	Articles of Amendment of Rainbow Coral Corp (2)

3.1(c)	Articles of Amendment of Rainbow Coral Corp (3)

3.2(a)	Bylaws (1)

10.1	Note from Rainbow Coral Corp to Louis Foxwell (2)

21	Subsidiaries of the Registrant (5)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (4)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (4)

101	XBRL Interactive Data (4),(6)

______________

(1)	Incorporated by reference to the comparable exhibit filed with our Registration Statement on Form S-1.

(2)	Incorporated by reference to the comparable exhibit filed with our Form 8-K filed on June 13, 2011.

(3)	Filed on July 17, 2012 as an exhibit to the Registrant’s Form 10-K for the year ended March 31, 2012

(4)	Filed or furnished herewith.

(5)	Previously filed or furnished.

(6)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Rainbow Coral Corp.

Date: August 5, 2014	BY: /s/ Kimberly Palmer
Kimberly Palmer
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 5, 2014	BY: /s/ Kimberly Palmer
Kimberly Palmer
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.