Form 10-Q
period 2014-06-30
Rainbow Coral Corp.
filed 2014-08-19
CIK 1499790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months.

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 15, 2014, 28,811,091 shares of common stock are issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Rainbow Coral Corp., a Florida corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAINBOW CORAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2014	March 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19,240	$65,373
Prepaid expenses	350	841
Inventory	4,451	5,249
Total current assets	24,041	71,463

Fixed assets, net of accumulated depreciation of $8,875 and $7,615, respectively	5,022	6,282
TOTAL ASSETS	$29,063	$77,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$233,283	$191,780
Advances payable	—	149,453
Related party advances payable	130,301	131,505
Current portion of convertible notes payable, net of discount of $4,137 and $0, respectively	605	—
Current portion of notes payable	5,600	2,843
Current portion of accrued interest payable	145	—
Total current liabilities	369,934	475,581

Convertible notes payable, net of discount of $207,836 and $215,716, respectively	4,597	13,111
Notes payable	44,260	47,157
Accrued interest payable	3,685	11,201
TOTAL LIABILITIES	422,476	547,050

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.0001 stated value; 10,000,000 shares authorized; No shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively.	—	—
Common Stock, $0.0001 par value; 250,000,000 shares authorized; 28,811,091 and 22,851,900 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively	2,881	2,285
Additional paid-in capital	2,911,170	2,460,965
Accumulated deficit	(3,307,464)	(2,932,555)
Total stockholders’ deficit	(393,413)	(469,305)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$29,063	$77,745

The accompany notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,
	2014	2013

REVENUE	$35,147	$24,582
COST OF GOODS SOLD	17,283	17,808

GROSS PROFIT	17,864	6,774

OPERATING EXPENSES
Expenses related to joint ventures and other business development activities	40,000	6,875
General and administrative expenses	129,685	132,756

LOSS FROM OPERATIONS	(151,821)	(132,857)

OTHER EXPENSE
Interest expense	(223,088)	(86,512)

NET LOSS	$(374,909)	$(219,369)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	25,659,257	14,406,168

The accompany notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid In		Total
	Shares	Amount	Capital	Deficit	Equity

BALANCE, March 31, 2014	22,851,900	$2,285	$2,460,965	$(2,932,555)	$(469,305)

Shares issued for conversion of notes payable	5,959,191	596	237,772	—	238,368
Discount on issuance of convertible notes payable	—	—	212,433	—	212,433
Net loss	—	—	—	(374,909)	(374,909)

BALANCE, June 30, 2014	28,811,091	$2,881	$2,911,170	$(3,307,464)	$(393,413)

The accompany notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended June 30,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(374,909)	$(219,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible notes payable	216,176	82,608
Depreciation	1,260	678
Changes in operating assets and liabilities:
Inventory	798	—
Prepaid expenses	491	—
Accounts payable and accrued liabilities	41,503	(5,635)
Accrued interest payable	6,912	3,904
NET CASH USED IN OPERATING ACTIVITIES	(107,769)	(137,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	62,980	224,682
Proceeds from related party advances	—	18,606
Repayments of related party advances	(1,204)	—
Repayments of notes payable	(140)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	61,636	243,288

NET INCREASE (DECREASE) IN CASH	(46,133)	105,474

CASH, at the beginning of the period	65,373	84,592

CASH, at the end of the period	$19,240	$190,066

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing activities:
Refinance of advances into convertible notes payable	$212,433	$192,600
Beneficial conversion discount on convertible notes	$212,433	$192,600
Conversion of convertible notes to common stock	$238,368	$93,426

The accompany notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company was incorporated on August 13, 2010 with its corporate headquarters located in Miramar Beach, Florida.  The Company’s fiscal year end is March 31.

Joint Ventures

On March 13, 2012, the Company entered into a stock purchase agreement (“N3D Stock Purchase Agreement”) with Nano3D Biosciences, Inc. (“N3D”), a Texas corporation that has developed a unique concept in three dimensional cell research tools. Under the terms of the N3D Stock Purchase Agreement, the Company agreed to acquire 604 shares of common stock of N3D, representing approximately 5% of the outstanding shares on the date of the agreement, for a price of $413.62 per share. The total purchase price of $249,826 was to be paid by making weekly payments of $5,000 until fully paid. Under the terms of the N3D Stock Purchase Agreement, we could discontinue payment of the purchase price at any time by providing written notice to N3D. The Company invested $60,000 in N3D resulting in the acquisition of 145 shares of N3D’s common stock. The Company discontinued payments to N3D in May 2012 because of their delay in reaching certain milestones in the commercialization process.  The Company wrote off the investment in full due to the uncertainty about whether the carrying amount is recoverable.  During the three months ended June 30, 2014, the Company paid and expensed $20,000 with N3D.

On February 1, 2013, the Company entered into a joint venture agreement with TheraKine Ltd. (“TheraKine”) in order to explore potential business opportunities to exploit TheraKine’s novel drug delivery technologies. TheraKine is the developer of a revolutionary, sustained-release drug delivery platform that could soon make local delivery of biologic agents and small molecules safer, more effective and more convenient than ever before. During the three months ended June 30, 2014, the Company paid and expensed $20,000 pursuant to this joint venture.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended June 30, 2014, the Company had a net loss of $374,909 and negative cash flow from operating activities of $107,769. As of June 30, 2014, the Company had negative working capital of $345,893. Management does not anticipate having positive cash flow from operations in the near future.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to fully implement the Company’s business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company, which will be used to finance the Company’s future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability. The Company’s long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to ultimately achieve adequate profitability and cash flows from operations to sustain its operations.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended March 31, 2014 and notes thereto and other pertinent information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three-month period ended June 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts and operations of Rainbow Coral Corp., and its wholly owned subsidiaries, Rainbow Biosciences, LLC and Father Fish Aquarium, Inc. (collectively referred to as the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $19,240 and $65,373 at June 30, 2014 and March 31, 2014, respectively.

Inventory

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

Impairment of long-lived assets

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the three months ended June 30, 2014.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising costs as incurred. The Company incurred $2,363 and $2,597 of advertising costs for the three months ended June 30, 2014 and June 30, 2013, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2014 or March 31, 2014.

Earnings (Loss) per Common Share

The Company computes basic and diluted earnings per common share amounts in accordance with ASC Topic 260, Earnings per Share. The basic earnings (loss) per common share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per common share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no dilutive shares outstanding for any periods reported.

Financial Instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period between the origination of these instruments and their expected realization.

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820 Fair Value Measurements and Disclosures (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no known commitments or contingencies as of June 30, 2014 and March 31, 2014.

Subsequent events

The Company evaluated material events occurring between June 30, 2014 and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

Note 4. Advances

During the three months ended June 30, 2014, the Company received advances from Vista View Ventures, Inc. in the amount of $62,980 for working capital. These advances are non-interest bearing and payable on demand. During the same period, the Company refinanced $212,433 of the advances into convertible notes payable with Vista View Ventures, Inc. As of June 30, 2014 and March 31, 2014, advances in the amount of $0 and $149,453, respectively, are included in current liabilities on the consolidated balance sheets.

Note 5. Convertible Notes Payable

Convertible notes payable consists of the following as of June 30, 2014 and March 31, 2014:

	June 30, 2014	March 31, 2014
Convertible note payable, dated June 30, 2013, bearing interest at 10% per annum, matures on June 30, 2015 and convertible into shares of common stock at $0.04 per share	$4,742	$4,742
Convertible note payable, dated September 30, 2013, bearing interest at 10% per annum, matures on September 30, 2015 and convertible into shares of common stock at $0.04 per share	—	224,085
Convertible note payable, dated April , bearing interest at 10% per annum, matures on March 31, 2016 and convertible into shares of common stock at $0.03 per share	149,453	—
Convertible note payable, dated June 30, 2014, bearing interest at 10% per annum, matures on June 30, 2016 and convertible into shares of common stock at $0.02 per share	62,980	—
Total convertible notes payable	$217,175	$$228,827

Less: current portion of convertible notes payable	(4,742)	—
Less: discount on convertible notes payable	(207,836)	(215,716)
Convertible notes payable, net of discount	$4,597	$13,111

Advances Refinanced into Convertible Promissory Notes

During the three months ended June 30, 2014, the Company entered into convertible promissory notes with Vista View Ventures, Inc. which refinanced non-interest bearing advances. The convertible notes have the following terms:

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
April 1, 2014	March 31, 2016	10%	$0.03	$149,453
June 30, 2014	June 30, 2016	10%	$0.02	62,980

All principal along with accrued interest is payable on the maturity date.

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a discount for the beneficial conversion feature in the amount of $212,433, in aggregate, on the date the notes were signed. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the convertible notes payable. The discount to the convertible notes payable will be amortized to interest expense over the life of the notes.

Conversions to Common Stock

During three months ended June 30, 2014, the holders of the Convertible Note Payable dated September 30, 2013 elected to convert principal of $224,085 and accrued interest of $14,283 into shares of common stock of the Company. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement which provided for conversion at $0.04 per share.

Note 6. Long-term note payable

On December 30, 2013, the Company entered into a promissory note for $50,000 with a third party bearing interest at 5% per annum.  Under the terms of the note payable, the Company is required to make monthly payments on the note payable on January 1, 2015 over a period of 4 years. During the three months ended June 30, 2014, the Company made $140 of payments on this note.  At June 30, 2014 and March 31, 2014, the Company owes the note holder $49,860 and $50,000, respectively.

Note 7. Related Party Transactions.

As of June 30, 2014 and March, 31, 2014, related party advances payable totaled $130,301 and $131,505. Transactions consisted solely of advances payable to Mr. Foxwell for amounts advanced to Father Fish, its wholly-owned subsidiary, for working capital.

Note 8. Stockholders’ Equity

During three months ended June 30, 2014, the holders of our convertible notes elected to convert principal and interest of $238,368 into 5,959,191 shares of common stock.

Date	Amount Converted	Number of Shares Issued
April 21, 2014	$80,000	2,000,000
May 14, 2014	40,000	1,000,000
May 23, 2014	40,000	1,000,000
June 17, 2014	40,000	1,000,000
June 18, 2014	38,368	959,191
Total	$238,368	5,959,191

Note 9. Business Segments

The Company has two reportable operating segments: (1) aquarium and aquarium supplies and (2) medical technology. These reportable segments are managed separately due to differences in their products.

The only segment which generates revenue is aquarium and aquarium supplies. Management evaluates and monitors performance of this segment primarily through, among other measures, gross profit. The medical technology segment is in the development stage and not begun to generate revenue.

The results of operations and financial position of the two reportable operating segments and corporate were as follows:

Results of Operations:

	Three months ended June 30,
	2014	2013
REVENUE
Aquarium and aquarium supplies	$35,147	$24,582
Medical technology	—	—
Corporate	—	—
	$35,147	$24,582

GROSS PROFIT
Aquarium and aquarium supplies	$17,864	$6,774
Medical technology	—	—
Corporate	—	—
	$17,864	6,774

OPERATING EXPENSES
Aquarium and aquarium supplies	$27,778	$42,749
Medical technology	40,000	6,875
Corporate	101,907	90,007
	$169,685	$139,631

Corporate operating expense includes general and administrative costs not allocated to operating segments.

	June 30, 2014	March 31, 2014
TOTAL ASSETS
Aquarium and aquarium supplies	$9,238	$24,756
Medical technology	—	—
Corporate	19,824	52,987
	$29,063	$77,745

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

The Company was incorporated on August 13, 2010 with its corporate headquarters located in Miramar Beach, Florida.  The Company’s fiscal year end is March 31.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the condensed consolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our condensed consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended March 31, 2014 on Form 10-K.

Results of Operations

Three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Revenue

Revenue increased to $35,147 for the three months ended June 30, 2014, compared to $24,582 for the three months ended June 30, 2013 due to higher customer traffic in our retail aquarium store.

Cost of Goods Sold

Cost of goods sold decreased to $17,283 for the three months ended June 30, 2014, compared to $17,808 for the comparable period in 2013 due to improved margins on our aquarium sales.

Gross Profit

Gross profit increased to $17,864 for the three months ended June 30, 2014, compared to $6,774 for the three months ended June 30, 2013. This was caused by the increases in customer traffic and margins discussed above.

Expenses related to joint ventures and other business development agreements

During the three months ended June 30, 2014, the Company incurred $20,000 for its N3D joint venture and $20,000 for its TheraKine joint venture.  During the three months ended June 30, 2013, the Company incurred $6,875 for its TheraKine joint venture.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $129,685 and $132,756 for the three months ended June 30, 2014 and 2013, respectively.

Interest Expense

Interest expense increased from $86,512 for the three months ended June 30, 2013 to $223,088 for the three months ended June 30, 2014. Interest expense for the three months ended June 30, 2014 included amortization of discount on convertible notes payable in the amount of $216,176, compared to $82,608 for the comparable period of 2013.

Net Loss

We incurred a net loss of $374,909 for the three months ended June 30, 2014 as compared to $219,369 for the comparable period of 2013. The increase in the net loss was primarily the results of the increase in interest expense, offset by improvements to our gross profit.

Liquidity and Capital Resources

At June 30, 2014, we had cash on hand of $19,240. The Company has negative working capital of $345,893. Net cash used in operating activities for the three months ended June 30, 2014 was $107,769. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to fully implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of June 30, 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of June 30, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of June 30, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Our management, including our principal executive officer and principal financial officer, who is the same person, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Change in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceedings or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered beneficial shareholder are an adverse party or has a material interest adverse to us.

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

21	Subsidiaries of the registrant (3)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (3)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (3)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (2),(3)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on September 23, 2010.

(2)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(3)	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rainbow Coral Corp.

Date: August 19, 2014	BY: /s/ Kimberly Palmer
Kimberly Palmer
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.