Form 10-Q
period 2014-09-30
Rainbow Coral Corp.
filed 2014-11-19
CIK 1499790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 15, 2014, 33,134,943 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAINBOW CORAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2014	March 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$17,863	$65,373
Prepaid expenses	5,244	841
Inventory	3,951	5,249
Total current assets	27,058	71,463

Fixed assets, net of accumulated depreciation of $10,135 and $7,615, respectively	3,762	6,282
TOTAL ASSETS	$30,820	$77,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$283,422	$191,780
Advances payable	—	149,453
Related party advances payable	142,509	131,505
Current portion of notes payable	9,311	2,843
Total current liabilities	435,242	475,581

Convertible notes payable, net of discount of $281,923 and $215,716, respectively	10,643	13,111
Notes payable	45,349	47,157
Accrued interest payable	9,040	11,201
TOTAL LIABILITIES	500,274	547,050

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 28,934,943 and 22,851,900 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively	2,893	2,285
Additional paid-in capital	2,996,245	2,460,965
Accumulated deficit	(3,468,592)	(2,932,555)
Total stockholders’ deficit	(469,454)	(469,305)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$30,820	$77,745

The accompany notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

REVENUE	$71,321	$58,553	$36,174	$33,971
COST OF GOODS SOLD	37,735	34,876	20,452	17,068

GROSS PROFIT	33,586	23,677	15,722	16,903

OPERATING EXPENSES
Expenses related to joint ventures and business development activities	60,000	55,000	20,000	48,125
General and administrative expenses	270,931	255,944	141,246	123,188

LOSS FROM OPERATIONS	(297,345)	(287,267)	(145,524)	(154,410)

OTHER EXPENSE
Interest expense	(238,692)	(180,679)	(15,604)	(94,167)

NET LOSS	$(536,037)	$(467,946)	$(161,128)	$(248,577)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.02)	$(0.03)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	27,288,604	15,525,134	28,867,632	16,631,937

The accompany notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid In		Total
	Shares	Amount	Capital	Deficit	Equity

BALANCE, March 31, 2014	22,851,900	$2,285	$2,460,965	$(2,932,555)	$(469,305)

Shares issued for conversion of notes payable	6,083,043	608	242,714	—	243,322
Discount on issuance of convertible notes payable	—	—	292,566	—	292,566
Net loss	—	—	—	(536,037)	(536,037)

BALANCE, September 30, 2014	28,934,943	$2,893	$2,996,245	$(3,468,592)	$(469,454)

The accompany notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended September 30,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(536,037)	$(467,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible notes payable	226,359	170,465
Depreciation	2,520	2,172
Changes in operating assets and liabilities:
Inventory	1,298	—
Prepaid expenses	(4,403)	—
Accounts payable and accrued liabilities	91,642	(29,908)
Accrued interest payable	12,334	10,214
NET CASH USED IN OPERATING ACTIVITIES	(206,287)	(315,003)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	143,113	283,229
Proceeds from related party advances	11,004	28,509
Repayments of related party advances	—	(1,686)
Proceeds from notes payable	4,660	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	158,777	310,052

NET DECREASE IN CASH	(47,510)	(4,951)

CASH, at the beginning of the period	65,373	84,592

CASH, at the end of the period	$17,863	$79,641

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing activities:
Refinance of advances into convertible notes payable	$292,566	$416,685
Beneficial conversion discount on convertible notes	$292,566	$416,685
Conversion of convertible notes and interest into common stock	$243,322	$200,113

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

Joint Ventures

On March 13, 2012, the Company entered into a stock purchase agreement (“N3D Stock Purchase Agreement”) with Nano3D Biosciences, Inc. (“N3D”), a Texas corporation that has developed a unique concept in three dimensional cell research tools. Under the terms of the N3D Stock Purchase Agreement, the Company agreed to acquire 604 shares of common stock of N3D, representing approximately 5% of the outstanding shares on the date of the agreement, for a price of $413.62 per share. The total purchase price of $249,826 was to be paid by making weekly payments of $5,000 until fully paid. Under the terms of the N3D Stock Purchase Agreement, we could discontinue payment of the purchase price at any time by providing written notice to N3D. The Company invested $60,000 in N3D resulting in the acquisition of 145 shares of N3D’s common stock. The Company discontinued payments to N3D in May 2012 because of their delay in reaching certain milestones in the commercialization process.  The Company wrote off the investment in full due to the uncertainty about whether the carrying amount is recoverable.  During the six months ended September 30, 2014, the Company paid and expensed $40,000 with N3D.

On February 1, 2013, the Company entered into a joint venture agreement with TheraKine Ltd. (“TheraKine”) in order to explore potential business opportunities to exploit TheraKine’s novel drug delivery technologies. TheraKine is the developer of a revolutionary, sustained-release drug delivery platform that could soon make local delivery of biologic agents and small molecules safer, more effective and more convenient than ever before. During the six months ended September 30, 2014, the Company paid and expensed $20,000 pursuant to this joint venture.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended September 30, 2014, the Company had a net loss of $536,037 and negative cash flow from operating activities of $206,287. As of September 30, 2014, the Company had negative working capital of $408,184. Management does not anticipate having positive cash flow from operations in the near future.

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

The results of operations for the six-month period ended September 30, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 2015.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $17,863 and $65,373 at September 30, 2014 and March 31, 2014, respectively.

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the six months ended September 30, 2014.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising costs as incurred. The Company incurred $5,384 and $6,058 of advertising costs for the six months ended September 30, 2014 and September 30, 2013, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of September 30, 2014 or March 31, 2014.

Earnings (Loss) per Common Share

The basic earnings (loss) per common share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per common share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity instruments. In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the periods ended September 30, 2014 and 2013. As a result, for the periods ended September 30, 2014 and 2013, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At September 30, 2014  and 2013, the Company had 16,471,845 and 11,439,232, respectively, potentially issuable shares upon the conversion of convertible notes payable and interest.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Subsequent events

The Company evaluated material events occurring between September 30, 2014 and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

Note 4. Advances

During the six months ended September 30, 2014, the Company received advances from Vista View Ventures, Inc. in the amount of $143,113 for working capital. These advances are non-interest bearing and payable on demand. During the same period, the Company refinanced $292,566 of the advances into convertible notes payable with Vista View Ventures, Inc. As of September 30, 2014 and March 31, 2014, advances in the amount of $0 and $149,453, respectively, are included in current liabilities on the consolidated balance sheets.

Note 5. Convertible Notes Payable

Convertible notes payable to Vista View Ventures, Inc. consists of the following as of September 30, 2014 and March 31, 2014:

	September 30, 2014	March 31, 2014
Convertible note payable, dated June 30, 2013, bearing interest at 10% per annum, matures on June 30, 2015 and convertible into shares of common stock at $0.04 per share	$—	$4,742
Convertible note payable, dated September 30, 2013, bearing interest at 10% per annum, matures on September 30, 2015 and convertible into shares of common stock at $0.04 per share	—	224,085
Convertible note payable, dated April , bearing interest at 10% per annum, matures on March 31, 2016 and convertible into shares of common stock at $0.03 per share	149,453	—
Convertible note payable, dated June 30, 2014, bearing interest at 10% per annum, matures on June 30, 2016 and convertible into shares of common stock at $0.02 per share	62,980	—
Convertible note payable, dated September 30, 2014, bearing interest at 10% per annum, matures on September 30, 2016 and convertible into shares of common stock at $0.01 per share	80,133	—
Total convertible notes payable	$292,566	$$228,826

Less: current portion of convertible notes payable	—	—
Less: discount on convertible notes payable	(281,923)	(215,717)
Convertible notes payable, net of discount	$10,643	$13,111

All principal along with accrued interest is payable on the maturity dates.

Convertible notes issued

During the six months ended September 30, 2014, the Company signed convertible promissory notes of $292,566 in total with Vista View Ventures Inc., which refinanced non-interest bearing advances. These notes are payable at maturity and bear interest at 10% per annum. The holder of the notes may not convert the convertible promissory note into common stock if that conversion would result in the holder owing more than 4.99% of the number of shares of common stock outstanding on the conversion date. The convertible promissory notes are convertible into common stock at rates of between $0.03 and $0.01 per share at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
April 1, 2014	March 31, 2016	10%	$0.03	$149,453
June 30, 2014	June 30, 2016	10%	$0.02	62,980
September 30, 2014	September 30, 2016	10%	$0.01	80,133
Total				$292,566

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a discount for the beneficial conversion feature in the amount of $292,566, in aggregate, on the date the notes were signed. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the convertible notes payable. The discount to the convertible notes payable will be amortized to interest expense over the life of the notes. The Company amortized $226,359 of the discount on the convertible notes payable to interest expense during the six months ended September 30, 2014.

Conversions to Common Stock

During six months ended September 30, 2014, the holders of the convertible note payable dated June 30, 2013 elected to convert principal of $4,742 and accrued interest of $212 into shares of common stock of the Company. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense.

During six months ended September 30, 2014, the holders of the convertible note payable dated September 30, 2013 elected to convert principal of $224,085 and accrued interest of $14,283 into shares of common stock of the Company. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense.

Note 6. Notes payable

On December 30, 2013, the Company entered into a promissory note for $50,000 with a third party bearing interest at 5% per annum.  Under the terms of the note payable, the Company is required to make monthly payments on the note payable on January 1, 2015 over a period of 4 years. At September 30, 2014 and March 31, 2014, the Company owed the noteholder $49,660 and $50,000, respectively.

During the nine months ended September 30, 2014, the Company entered into a promissory note for $5,000 with a third party bearing interest at 5% per annum.  Under the terms of the note payable, the Company is required to repay the note in 26 equal monthly installments beginning in October 2014. At September 30, 2014 the Company owed the note holder $5,000.

Note 7. Related Party Transactions

As of September 30, 2014 and March 31, 2014, related party advances payable totaled $142,509 and $131,505. Transactions consisted solely of advances payable to Mr. Foxwell for amounts advanced to Father Fish, its wholly-owned subsidiary, for working capital.

Note 8. Stockholders’ Equity

During six months ended September 30, 2014, the holders of our convertible notes elected to convert principal and interest of $243,322 into 6,083,043 shares of common stock.

Note 9. Commitments

The Company has an arrangement with a third party whereby the third party provides the Company with office space, legal services, accounting services, fundraising and management services.  During the six months ending September 30, 2014, the Company incurred $95,637 of fees related to the third party.  At September 30, 2014, the Company owes the third party $253,177, which is recorded in accounts payable and accrued expenses.

Note 10. Business Segments

The Company has two reportable operating segments: (1) aquarium and aquarium supplies and (2) medical technology. These reportable segments are managed separately due to differences in their products.

The only segment which generates revenue is aquarium and aquarium supplies. Management evaluates and monitors performance of this segment primarily through, among other measures, gross profit. The medical technology segment is in the development stage and has not begun to generate revenue.

The results of operations and financial position of the two reportable operating segments and corporate were as follows:

Results of Operations:

	Six months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

REVENUE
Aquarium and aquarium supplies	$71,321	$58,553	$36,174	$33,971
Medical technology	—	—	—	—
Corporate	—	—	—	—
	$71,321	$58,553	$36,174	$33,971

GROSS PROFIT
Aquarium and aquarium supplies	$33,586	$23,677	$15,722	$16,903
Medical technology	—	—	—	—
Corporate	—	—	—	—
	$33,586	$23,677	$15,722	$16,903

GENERAL AND ADMINISTRATIVE EXPENSE
Aquarium and aquarium supplies	$59,474	$51,677	$31,696	$8,928
Corporate	211,457	204,267	109,550	114,260
	$270,931	$255,944	$141,246	$123,188

Corporate operating expense includes general and administrative costs not allocated to operating segments.

	September 30, 2014	March 31, 2014

TOTAL ASSETS
Aquarium and aquarium supplies	$9,070	$24,756
Medical technology	—	—
Corporate	21,750	52,989
	$30,820	$77,745

Note 11. Subsequent Events

During October 2014, the holders of the convertible promissory note dated April 1, 2014 elected to convert principal and interest in the amount of $126,000 into 4,200,000 shares of the Company’s common stock, at a rate of $0.03 per share.

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

Results of Operations

Six months ended September 30, 2014 compared to the six months ended September 30, 2013.

Revenue

Revenue increased to $71,321 for the six months ended September 30, 2014, compared to $58,553 for the six months ended September 30, 2013 due to higher customer traffic in our retail aquarium store.

Cost of Goods Sold

Cost of goods sold increased to $37,735 for the six months ended September 30, 2014, compared to $34,876 for the comparable period in 2013 due to higher sales and improved margins on our aquarium sales.

Gross Profit

Gross profit increased to $33,586 for the six months ended September 30, 2014, compared to $23,677 for the six months ended September 30, 2013. This was caused by the increases in customer traffic and margins discussed above.

Expenses related to joint ventures and other business development agreements

During the six months ended September 30, 2014, the Company incurred expenses of $40,000 for its N3D joint venture and $20,000 for its TheraKine joint venture.  During the six months ended September 30, 2013, the Company incurred expenses of $55,000 related to its joint venture with TheraKine.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $270,931 and $255,944 for the six months ended  September 30, 2014 and 2013, respectively.

Interest Expense

Interest expense increased  from $180,679 for the six months ended September 30, 2013 to $238,692 for the six months ended September 30, 2014. Interest expense for the six months ended September 30, 2014 included amortization of discount on convertible notes payable in the amount of $226,359, compared to $170,465 for the comparable period of 2013.

Net Loss

We incurred a net loss of $536,037 for the six months ended September 30, 2014 as compared to $467,946 for the comparable period of 2013. The increase in the net loss was primarily the result of the increase in interest expense.

Three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Revenue

Revenue increased to $36,174 for the six months ended September 30, 2014, compared to $33,971 for the three months ended September 30, 2013 due to higher customer traffic at our retail aquarium store.

Cost of Goods Sold

Cost of goods sold increased to $20,452 for the six months ended September 30, 2014, compared to $17,068 for the comparable period in 2013 due to higher sales in our aquarium sales.

Gross Profit

Gross profit decreased to $15,722 for the three months ended September 30, 2014, compared to $16,903 for the three months ended September 30, 2013.

Expenses related to joint ventures and other business development agreements

During the three months ended September 30, 2014, the Company incurred $20,000 of expense related to its joint venture with N3D. During the three months ended September 30, 2013, the Company incurred $48,125 for its TheraKine joint venture.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $141,246 and $123,188 for the three months ended  September 30, 2014 and 2013, respectively.

Interest Expense

Interest expense decreased from $94,167 for the three months ended September 30, 2013 to $15,604 for the three months ended September 30, 2014.  The decrease in interest expense is due to less amortization of debt discount, which was $87,857 during the three months ended September 30, 2013 compared to $10,183 during the three months ended September 30, 2014, as a result of less conversion of convertible debt to common stock during the current period.

Net Loss

We incurred a net loss of $161,128 for the three months ended September 30, 2014 as compared to $248,577 for the comparable period of 2013. The decrease in the net loss was primarily the result of the decrease in interest expense.

Liquidity and Capital Resources

At September 30, 2014, we had cash on hand of $17,863. The Company has negative working capital of $408,184.  Net cash used in operating activities for the six months ended September 30, 2014 was $206,287. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to fully implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of September 30, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of September 30, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of September 30, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

21	Subsidiaries of the registrant (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (2)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (3),(4)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on September 23, 2010.

(2)	Filed or furnished herewith.

(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(4)	To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rainbow Coral Corp.

Date: November 19, 2014	BY: /s/ Kimberly Palmer
Kimberly Palmer
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.