Form 10-Q/A
period 2014-09-30
Rainbow Coral Corp.
filed 2014-12-10
CIK 1499790

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended September 30, 2014 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Interactive Data Files relating to our Form 10-Q for the period ended September 30, 2014, filed with the Securities and Exchange Commission on November 19, 2014.

Additionally, we corrected two typographical errors on page 12, in the table in Note 5. Convertible Notes Payable, as follows:

1)   The line labeled “Total convertible notes payable”, for the period “March 31, 2014”, the amount has been corrected from “228,826” to “228,827”.

2)   The line labeled “Less: discount on convertible notes payable”, for the period “March 31, 2014”, the amount has been corrected from “(215,717)” to “(215,716)”.

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

Note 5. Convertible Notes Payable

Convertible notes payable to Vista View Ventures, Inc. consists of the following as of September 30, 2014 and March 31, 2014:

	September 30, 2014	March 31, 2014
Convertible note payable, dated June 30, 2013, bearing interest at 10% per annum, matures on June 30, 2015 and convertible into shares of common stock at $0.04 per share	$—	$4,742
Convertible note payable, dated September 30, 2013, bearing interest at 10% per annum, matures on September 30, 2015 and convertible into shares of common stock at $0.04 per share	—	224,085
Convertible note payable, dated April , bearing interest at 10% per annum, matures on March 31, 2016 and convertible into shares of common stock at $0.03 per share	149,453	—
Convertible note payable, dated June 30, 2014, bearing interest at 10% per annum, matures on June 30, 2016 and convertible into shares of common stock at $0.02 per share	62,980	—
Convertible note payable, dated September 30, 2014, bearing interest at 10% per annum, matures on September 30, 2016 and convertible into shares of common stock at $0.01 per share	80,133	—
Total convertible notes payable	$292,566	$228,827

Less: current portion of convertible notes payable	—	—
Less: discount on convertible notes payable	(281,923)	(215,716)
Convertible notes payable, net of discount	$10,643	$13,111

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

21	Subsidiaries of the registrant (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (3)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (3)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (3),(4)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on September 23, 2010.

(2)	Previously filed or furnished.

(3)	Filed or furnished herewith.

(4)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rainbow Coral Corp.

Date: December 9, 2014	BY: /s/ Kimberly Palmer
Kimberly Palmer
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.