Form 10-Q
period 2014-12-31
Rainbow Coral Corp.
filed 2015-02-17
CIK 1499790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. There were 34,210,257 shares of common stock are issued and outstanding as of February 10, 2015.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAINBOW CORAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2014	March 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$31,262	$65,373
Prepaid expenses	350	841
Inventory	8,322	5,249
Total current assets	39,934	71,463

Fixed assets, net of accumulated depreciation of $11,395 and $7,615, respectively	2,502	6,282
TOTAL ASSETS	$42,436	$77,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$195,337	$191,780
Advances payable	—	149,453
Related party advances payable	153,431	131,505
Current portion of notes payable	11,369	2,843
Total current liabilities	360,137	475,581

Convertible notes payable, net of discount of $232,630 and $215,716, respectively	161,141	13,111
Notes payable	42,561	47,157
Accrued interest payable	5,799	11,201
TOTAL LIABILITIES	569,638	547,050

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 250,000,000 shares authorized; 33,134,943 and 22,851,900 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively	3,313	2,285
Additional paid-in capital	3,189,558	2,460,965
Accumulated deficit	(3,720,073)	(2,932,555)
Total stockholders’ deficit	(527,202)	(469,305)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$42,436	$77,745

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended December 31,		Three months ended December 31,
	2014	2013	2014	2013

REVENUE	$99,503	$84,044	$28,182	$25,491
COST OF GOODS SOLD	48,327	57,506	10,592	22,630

GROSS PROFIT	51,176	26,538	17,590	2,861

OPERATING EXPENSES
Expenses related to joint ventures and business development activities	70,000	55,000	10,000	—
General and administrative expenses	408,144	421,084	137,213	165,140

LOSS FROM OPERATIONS	(426,968)	(449,546)	(129,623)	(162,279)

OTHER EXPENSE
Interest expense	(360,550)	(234,389)	(121,858)	(53,710)

NET LOSS	$(787,518)	$(683,935)	$(251,481)	$(215,989)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.03)	$(0.04)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	29,061,197	16,238,095	32,587,117	17,656,269

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, March 31, 2014	22,851,900	$2,285	$2,460,965	$(2,932,555)	$(469,305)

Shares issued for conversion of notes payable	10,283,043	1,028	368,294	—	369,322
Discount on issuance of convertible notes payable	—	—	360,299	—	360,299
Net loss	—	—	—	(787,518)	(787,518)

BALANCE, December 31, 2014	33,134,943	$3,313	$3,189,558	$(3,720,073)	$(527,202)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended December 31,
	2014	2013

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(787,518)	$(683,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible notes payable	343,385	215,122
Depreciation	3,780	2,867
Changes in operating assets and liabilities:
Inventory	(3,073)	—
Prepaid expenses	491	—
Accounts payable and accrued expenses	128,616	52,929
Accrued interest payable	17,165	20,923
NET CASH USED IN OPERATING ACTIVITIES	(297,154)	(392,094)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	237,187	330,280
Proceeds from related party advances	21,926	36,756
Repayments of related party advances	—	(1,686)
Proceeds from notes payable	3,930	50,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	263,043	415,350

NET INCREASE (DECREASE) IN CASH	(34,111)	23,256

CASH, at the beginning of the period	65,373	84,592

CASH, at the end of the period	$31,262	$107,848

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash Investing and Financing Activities:
Refinance of advances into convertible notes payable	$386,640	$175,136
Refinance of accounts payable into convertible note payable	$125,059	$—
Beneficial conversion discount on convertible notes	$360,299	$300,526
Conversion of convertible notes and accrued interest to common stock	$369,322	$300,526

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Note 1. General Organization and Business

RAINBOW CORAL CORP. (the “Company”), a Florida corporation, was formed to build a coral farm facility to develop and propagate (or grow) live coral, independent of the oceans, as a future farm reserve against the decline of natural wild reefs. We intend to grow, harvest, and distribute as many varieties of hard and soft sizes as possible of captive-bred corals that are attractive, to as many consumers as possible who can maintain them in a healthy ecosystem aquarium. We believe that coral and other marine aquarium livestock should be supplied by farms or captive breeders, rather than removed from the natural reefs. The additional uses for coral as a source of potential leading edge medical discoveries are an attractive opportunity for the Company’s coral farming activity. We believe that the world of bioresearch is a natural continuation of our core coral propagation business. Accordingly, on October 23, 2011, the Company formed a subsidiary, Rainbow Biosciences, LLC to look into the opportunities within the bioscience market. Rainbow Biosciences, LLC will continue to research opportunities into the bioscience markets.

The Company was incorporated on August 13, 2010 with its corporate headquarters located in Miramar Beach, Florida. The Company’s fiscal year end is March 31.

Joint Ventures

On March 13, 2012, the Company entered into a stock purchase agreement (“2012 N3D Stock Purchase Agreement”) with Nano3D Biosciences, Inc. (“N3D”), a Texas corporation that has developed a unique concept in three dimensional cell research tools. Under the terms of the 2012 N3D Stock Purchase Agreement, the Company agreed to acquire 604 shares of common stock of N3D, representing approximately 5% of the outstanding shares on the date of the agreement, for a price of $413.62 per share. The total purchase price of $249,826 was to be paid by making weekly payments of $5,000 until fully paid. Under the terms of the 2012 N3D Stock Purchase Agreement, we could discontinue payment of the purchase price at any time by providing written notice to N3D. The Company discontinued payments to N3D in May 2012 because of their delay in reaching certain milestones in the commercialization process. The Company wrote off the investment in full due to the uncertainty about whether the carrying amount is recoverable. The Company began made additional payments under the 2012 N3D Stock Purchase Agreement during 2014. The Company has acquired 228 shares of N3D’s common stock. During the nine months ended December 31, 2014, the Company provided $40,000 of additional funding to N3D and expensed $50,000 pursuant to this investment.

On December 15, 2014, the Company entered into a new stock purchase agreement with N3D (“2014 N3D Stock Purchase Agreement”) which replaced the previous agreement. Under the terms of the 2014 N3D Stock Purchase Agreement, the Company agreed to acquire 241 shares of common stock of N3D for a price of $413.62 per share. The total purchase price of $100,000 will be made by making monthly payments of $10,000 until fully paid. The first payment was made on January 8, 2015. The Company can discontinue payment of the purchase price at any time by providing written notice to N3D. All amounts invested in N3D have been written off and expensed due to uncertainty about whether the cost is recoverable.

On February 1, 2013, the Company entered into a joint venture agreement with TheraKine Ltd. (“TheraKine”) in order to explore potential business opportunities to exploit TheraKine’s novel drug delivery technologies. TheraKine is the developer of a revolutionary, sustained-release drug delivery platform that could soon make local delivery of biologic agents and small molecules safer, more effective, and more convenient than ever before. During the nine months ended December 31, 2014, the Company paid and expensed $20,000 pursuant to this joint venture.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended December 31, 2014, the Company had a net loss of $787,518 and negative cash flow from operating activities of $297,154. As of December 31, 2014, the Company had negative working capital of $320,203. Management does not anticipate having positive cash flow from operations in the near future.

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

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company’s business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company, which will be used to finance the Company’s future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability. The Company’s long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to achieve adequate profitability and cash flows from operations to sustain its operations.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The financial statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended March 31, 2014 and notes thereto and other pertinent information contained in our Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the nine-month period ended December 31, 2014 are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 2015.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $31,262 and $65,373 at December 31, 2014 and March 31, 2014, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the nine months ended December 31, 2014.

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

Costs of goods sold represents product costs associated with generating revenue. It includes all costs of purchase, costs of conversion and other costs of acquiring products that have been sold.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising costs as incurred. The Company incurred $5,985 and $9,099 of advertising costs for the nine months ended December 31, 2014 and December 31, 2013, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of December 31, 2014 or March 31, 2014.

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

In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the nine months ended December 31, 2014 and 2013. As a result, the Company did not have any potentially dilutive common shares for those periods. For the three months ended October 31, 2014 and 2013, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At December 31, 2014 and December 31, 2013, the Company had 28,260,400 and 10,801,058, respectively, potentially issuable shares upon the conversion of convertible notes payable and interest.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Subsequent events

The Company evaluated material events occurring between December 31, 2014 and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

Note 4. Advances

During the nine months ended December 31, 2014, Vista View Ventures, Inc. advanced $237,187 to the Company for working capital. These advances are non-interest bearing and payable on demand. During the same period, the Company refinanced $386,640 of advances into convertible notes payable with Vista View Ventures, Inc. As of December 31, 2014 and March 31, 2014, advances in the amount of $0 and $149,453, respectively, are included in current liabilities on the consolidated balance sheets.

Note 5. Convertible Notes Payable

Convertible notes payable consist of the following as of December 31, 2014 and March 31, 2014:

	December 31, 2014	March 31, 2014
Convertible note payable, dated June 30, 2013, bearing interest at 10% per annum, matures on June 30, 2015 and convertible into shares of common stock at $0.04 per share	$—	$4,742
Convertible note payable, dated September 30, 2013, bearing interest at 10% per annum, matures on September 30, 2015 and convertible into shares of common stock at $0.04 per share	—	224,085
Convertible note payable, dated April 2014, bearing interest at 10% per annum, matures on March 31, 2016 and convertible into shares of common stock at $0.03 per share	31,525	—
Convertible note payable, dated June 30, 2014, bearing interest at 10% per annum, matures on June 30, 2016 and convertible into shares of common stock at $0.02 per share	62,980	—
Convertible note payable, dated September 30, 2014, bearing interest at 10% per annum, matures on September 30, 2016 and convertible into shares of common stock at $0.01 per share	80,133	—
Convertible notes payable, dated December 31, 2014, bearing interest at 10% per annum, matures on December 31, 2016 and convertible into shares of common stock at $0.01 - $0.02 per share	219,133	—
Total convertible notes payable	$393,771	$228,827

Less: discount on convertible notes payable	(232,630)	(215,716)
Convertible notes payable, net of discount	$161,141	$13,111

Convertible notes issued

During the nine months ended December 31, 2014, the Company signed convertible promissory notes of $386,640 in total with Vista View Ventures Inc., which refinanced non-interest bearing advances. These notes are payable at maturity and bear interest at 10% per annum. The holder of the notes may not convert the convertible promissory note into common stock if that conversion would result in the holder owing more than 4.99% of the number of shares of common stock outstanding on the conversion date. The convertible promissory notes are convertible into common stock at rates of between $0.03 and $0.01 per share at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
April 1, 2014	March 31, 2016	10%	$0.03	$149,453
June 30, 2014	June 30, 2016	10%	$0.02	62,980
September 30, 2014	September 30, 2016	10%	$0.01	80,133
December 31, 2014	December 31, 2016	10%	$0.01	94,074
Total				$386,640

Also on December 31, 2014, the Company issued a convertible note payable to a third party in the amount of $125,059 in exchange for that third party paying off accounts payable in the same amount. The note bears interest at 10% per year and is convertible into common stock of the Company at the rate of $0.02 per share. All principal and accrued interest is payable on December 31, 2016.

The Company evaluated the terms of all the convertible notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a discount for the beneficial conversion feature in the amount of $360,299, in aggregate, on the date the notes were signed. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the convertible notes payable. The discount to the convertible notes payable will be amortized to interest expense over the life of the notes.

Conversions to Common Stock

During nine months ended December 31, 2014, the holders of the convertible note payable dated June 30, 2013 elected to convert principal of $4,742 and accrued interest of $212 into shares of the Company’s common stock. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense.

During nine months ended December 31, 2014, the holders of the convertible note payable dated September 30, 2013 elected to convert principal of $224,085 and accrued interest of $14,283 into shares of the Company’s common stock. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense.

During nine months ended December 31, 2014, the holders of the convertible note payable dated April 1, 2014 elected to convert principal of $117,928 and accrued interest of $8,072 into shares of the Company’s common stock. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense.

Note 6. Notes payable

On December 30, 2013, the Company entered into a promissory note for $50,000 with a third party bearing interest at 5% per annum. Under the terms of the note payable, the Company is required to make monthly payments on the note payable beginning on January 1, 2015 over a period of 4 years. At December 31, 2014 and March 31, 2014, the Company owed the noteholder $50,000 and $50,000, respectively.

During the nine months ended December 31, 2014, the Company entered into a promissory note for $5,000 with a third party bearing interest at 5% per annum. Under the terms of the note payable, the Company is required to repay the note in twenty-six equal monthly installments beginning in October 2014.  At December 31, 2014, the Company owed the noteholder $3,930.

Note 7. Related Party Transactions

As of December 31, 2014 and March 31, 2014, related party advances payable totaled $153,431 and $131,505. Transactions consisted solely of advances payable to Mr. Foxwell for amounts advanced to Father Fish, its wholly-owned subsidiary, for working capital.

Note 8. Stockholders’ Deficit

During nine months ended December 31, 2014, the holders of our convertible notes elected to convert principal and interest of $369,322 into 10,283,043 shares of common stock.

Note 9. Commitments

The Company has an arrangement with a third party whereby the third party provides the Company with office space, legal services, accounting services, fundraising and management services. During the nine months ending December 31, 2014, the Company incurred $127,264 of fees related to the third party. At December 31, 2014, The Company owed the third party $172,246, which is recorded in accounts payable and accrued expenses.

Note 10. Business Segments

The Company has two reportable operating segments: (1) aquarium and aquarium supplies and (2) medical technology. These reportable segments are managed separately due to differences in their products.

The only segment that generates revenue is aquarium and aquarium supplies. Management evaluates and monitors performance of this segment primarily through, among other measures, gross profit. The medical technology segment is in the development stage and not begun to generate revenue.

The results of operations and financial position of the two reportable operating segments and corporate were as follows:

Results of Operations:

	Nine months ended December 31,		Three months ended December 31,
	2014	2013	2014	2013

REVENUE
Aquarium and aquarium supplies	$99,503	$84,044	$28,182	$25,491
Medical technology	—	—	—	—
Total	$99,503	$84,044	$28,182	$25,491

GROSS PROFIT
Aquarium and aquarium supplies	$51,176	$26,538	$17,590	$2,861
Medical technology	—	—	—	—
Total	$51,176	$26,538	$17,590	$2,861

GENERAL AND ADMINISTRATIVE EXPENSE
Aquarium and aquarium supplies	$83,376	$84,078	$23,902	$32,401
Medical technology	70,000	55,000	10,000	—
Corporate	324,768	337,006	113,311	132,739
Total	$478,144	$476,084	$147,213	$165,140

Corporate operating expense includes general and administrative costs not allocated to operating segments.

	December 31, 2014	March 31, 2014

TOTAL ASSETS
Aquarium and aquarium supplies	$12,297	$24,756
Medical technology	—	—
Corporate	30,139	52,989
Total	$42,436	$77,745

Note 11. Subsequent Events

Conversion of convertible promissory note to common stock

On January 15, 2015, the holders of the convertible promissory note dated April 1, 2014 elected to convert $32,259 of principal and accrued interest into 1,075,314 shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

RAINBOW CORAL CORP. (the “Company”), a Florida corporation, was formed to build a coral farm facility to develop and propagate (or grow) live coral, independent of the oceans, as a future farm reserve against the decline of natural wild reefs. We intend to grow, harvest, and distribute as many varieties of hard and soft sizes as possible of captive-bred corals that are attractive, to as many consumers as possible who can maintain them in a healthy ecosystem aquarium. We believe that coral and other marine aquarium livestock should be supplied by farms or captive breeders, rather than removed from the natural reefs. The additional uses for coral as a source of potential leading edge medical discoveries are an attractive opportunity for the Company’s coral farming activity. We believe that the world of bioresearch is a natural continuation of our core coral propagation business. Accordingly, on October 23, 2011, the Company formed a subsidiary, Rainbow Biosciences, LLC to look into the opportunities within the bioscience market. Rainbow Biosciences, LLC will continue to research opportunities into the bioscience markets.

The Company was incorporated on August 13, 2010 with its corporate headquarters located in Miramar Beach, Florida.  The Company’s fiscal year end is March 31.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the cconsolidated financial statements are prepared. On a regular basis, we review our accounting policies and how they are applied and disclosed in our consolidated financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our consolidated financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended March 31, 2014 on Form 10-K.

Results of Operations

Nine months ended December 31, 2014 compared to the nine months ended December 31, 2013

Revenue

Revenue increased to $99,503 for the nine months ended December 31, 2014, compared to $84,044 for the nine months ended December 31, 2013 due to higher customer traffic in our retail aquarium store.

Cost of goods sold

Cost of goods sold decreased to $48,327 for the nine months ended December 31, 2014, compared to $57,506 for the comparable period in 2013 due to the mix of sales.

Gross Profit

Gross profit increased to $51,176 for the nine months ended December 31, 2014, compared to $26,538 for the nine months ended December 31, 2013. This was caused by the increases in customer traffic and margins discussed above.

Expenses related to joint ventures and other business development agreements

During the nine months ended December 31, 2014, the Company incurred expenses of $50,000 for its N3D joint venture and $20,000 for its TheraKine joint venture. During the nine months ended December 31, 2013, the Company incurred expenses of $55,000 related to its joint venture with TheraKine.

General and Administrative Expenses

We recognized general and administrative expenses in the amounts of $408,144 and $421,084 for the nine months ended December 31, 2014 and 2013, respectively. During the nine months ended December 31, 2014, general and administrative expenses consisted mainly of management fees of $127,264, $137,624 of professional fees and $83,591 of store related general and administrative expenses.

Interest Expense

Interest expense increased from $234,389 for the nine months ended December 31, 2013 to $360,550 for the nine months ended December 31, 2014. Interest expense for the nine months ended December 31, 2014 included amortization of discount on convertible notes payable in the amount of $343,385, compared to $215,122 for the comparable period of 2013.

Net Loss

We incurred a net loss of $787,518 for the nine months ended December 31, 2014 as compared to $683,935 for the comparable period of 2013. The increase in the net loss was primarily the results of the increase in interest expense, offset by improvements to our gross profit.

Three months ended December 31, 2014 compared to the three months ended December 31, 2013

Revenue

Revenue increased to $28,182 for the nine months ended December 31, 2014, compared to $25,491 for the three months ended December 31, 2013 due to higher customer traffic at our retail aquarium store.

Cost of Goods Sold

Cost of Goods Sold decreased to $10,592 for the nine months ended December 31, 2014, compared to $22,630 for the comparable period in 2013 due to the mix of sales.

Gross Profit

Gross profit increased to $17,590 for the three months ended December 31, 2014, compared to $2,861 for the three months ended December 31, 2013. This was caused by the increases in customer traffic and margins discussed above.

Expenses related to joint ventures and other business development agreements

During the three months ended December 31, 2014, the Company incurred $20,000 of expense related to its joint venture with N3D.

General and Administrative Expenses

We recognized general and administrative expenses in the amounts of $137,213 and $165,140 for the three months ended  December 31, 2014 and 2013, respectively. During the three months ended December 31, 2014, general and administrative expenses consisted mainly of management fees of $44,128, $53,615 of professional fees and $24,210 of store related general and administrative expenses.

Interest Expense

Interest expense increased from $53,710 for the three months ended December 31, 2013 to $121,858 for the three months ended December 31, 2014. Interest expense for the three months ended December 31, 2014 included amortization of discount on convertible notes payable in the amount of $117,027 compared to $44,657 for the comparable period of 2013.

Net Loss

We incurred a net loss of $251,481 for the three months ended December 31, 2014 as compared to $215,989 for the comparable period of 2013. The increase in the net loss was primarily the results of the increase in interest expense, offset by improvements to our gross profit.

Liquidity and Capital Resources

At December 31, 2014, we had cash on hand of $31,262. The Company has negative working capital of $320,203 as of December 31, 2014 . Net cash used in operating activities for the nine months ended December 31, 2014 was $297,154. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of December 31, 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of December 31, 2014, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2014, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Rainbow Coral Corp.

Date: February 17, 2015	BY: /s/ Kimberly Palmer
Kimberly Palmer
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.