Form 10-Q/A
period 2014-12-31
Rainbow Coral Corp.
filed 2015-02-20
CIK 1499790

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended December 31, 2014 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Interactive Data Files relating to our Form 10-Q for the period ended December 31, 2014, filed with the Securities and Exchange Commission on February 17, 2015.

Additionally, we corrected a typographical error on page 14, in the first table in Note 10. Business Segments, under the caption “Results of Operations”. The line item labeled “GENERAL AND ADMINISTRATIVE EXPENSE” has been corrected to “OPERATING EXPENSE”.

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

OPERATING EXPENSE
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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

21	Subsidiaries of the registrant (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (2)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (2) ,(3)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on September 23, 2010.

(2)	Filed or furnished herewith.

(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rainbow Coral Corp.

Date: February 20, 2015	BY: /s/ Kimberly Palmer
Kimberly Palmer
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.