Form 10-K
period 2015-03-31
Rainbow Coral Corp.
filed 2015-07-15
CIK 1499790

UNITED STATES

SECURITY AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

or

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 333-169554

RAINBOW CORAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-3247562
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

871 Coronado Center Dr, Suite 200 Henderson, Nevada	89052
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (702) 952-5000

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common stock, $0.001 par value	OTC Markets QB

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
(Do not check is smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐  No ☑

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, September 30, 2014 was $434,832.

There were 7,535,450 shares of the Registrant’s common stock outstanding as of July 13, 2015.

RAINBOW CORAL CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “RBCC,” “our,” and “us” refers to Rainbow Coral Corp., a Nevada corporation.

PART I

ITEM 1. BUSINESS

Overview

RAINBOW CORAL CORP. (the “Company”) was formed to build a coral farm facility to develop and propagate (or grow) live coral, independent of the oceans, as a future farm reserve against the decline of natural wild reefs. We intend to grow, harvest, and distribute as many varieties of hard and soft sizes as possible of captive-bred corals that are attractive, to as many consumers as possible who can maintain them in a healthy ecosystem aquarium. We believe that coral and other marine aquarium livestock should be supplied by farms or captive breeders, rather than removed from the natural reefs. The additional uses for coral as a source of potential leading edge medical discoveries are an attractive opportunity for the Company’s coral farming activity. We believe that the world of bioresearch is a natural continuation of our core coral propagation business. Accordingly, on October 23, 2011, the Company formed a subsidiary, Rainbow Biosciences, LLC to look into the opportunities within the bioscience market. Rainbow Biosciences, LLC will continue to research opportunities into the bioscience markets.

The Company was incorporated in Florida on August 13, 2010. The Company’s fiscal year end is March 31.

On May 29, 2015, we reincorporated from Florida to Nevada. Each shareholder received one share in the Nevada company for each 100 shares they held in the Florida company. Fractional shares were rounded up, and each shareholder received at least five shares. The executive officers and directors of the Nevada company are unchanged from the executive officers and directors of the Florida company. All share and per share amounts have been retroactively restated to reflect the reverse split.

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

The Company suspended payments to N3D in May 2012 because of their delay in reaching certain milestones in the commercialization process. The Company wrote off the investment in full due to the uncertainty about whether the carrying amount is recoverable. During the year ended March 31, 2015, the Company paid and expensed $60,000 with N3D.

On February 1, 2013, the Company entered into a joint venture agreement with TheraKine Ltd. (“TheraKine”) in order to explore potential business opportunities to exploit TheraKine’s drug delivery technologies. TheraKine is the developer of a revolutionary, sustained-release drug delivery platform that could soon make local delivery of biologic agents and small molecules safer, more effective, and more convenient than ever before. During the year ended March 31, 2015, the Company paid and expensed $20,000 pursuant to this joint venture.

Employees and Employment Agreements

As of the date of this report, the Company has two employees.  There are no written employment agreements with employees.

ITEM 1A. RISK FACTORS

This item is not applicable to smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

This item is not applicable to smaller reporting companies.

ITEM 2. PROPERTIES

We maintain our corporate offices at 871 Coronado Center Dr, Suite 200, Henderson, Nevada 89052. Our telephone number is 702-952-5000.

We own a retail fish store at 5636 East Venice Ave, Venice, Florida. The shop contains both retail and storage space.

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

	High	Low
Fiscal Year Ended March 31, 2015
Quarter ended March 31, 2015	$2.95	$1.20
Quarter ended December 31, 2014	$5.90	$1.50
Quarter ended September 30, 2014	$8.99	$1.60
Quarter ended June 30, 2014	$22.10	$5.00

Fiscal Year Ended March 31, 2014
Quarter ended March 31, 2014	$29.75	$11.50
Quarter ended December 31, 2013	$26.00	$10.00
Quarter ended September 30, 2013	$30.50	$14.00
Quarter ended June 30, 2013	$64.00	$10.00

Holders

As of the date of this filing, there were three holders of record of our common stock.

Dividends

To date, we have not paid dividends on shares of our common stock and we do not expect to declare or pay dividends on shares of our common stock in the future. The payment of any dividends will depend upon our future earnings, if any, our financial condition, and other factors deemed relevant by our Board of Directors.

Common Stock

We are authorized to issue 480,000,000 shares of common stock, with a par value of $0.001. The closing price of our common stock on March 31, 2015, as quoted by OTC Markets Group, Inc., was $1.48 per share. There were 6,855,448 shares of common stock issued and outstanding as of June 10, 2015. All shares of common stock have one vote per share on all matters including election of directors, without provision for cumulative voting. The common stock is not redeemable and has no conversion or preemptive rights. The common stock currently outstanding is validly issued, fully paid and non-assessable. In the event of liquidation of the Company, the holders of common stock will share equally in any balance of the Company’s assets available for distribution to them after satisfaction of creditors and preferred shareholders, if any. The holders of the Company’s common stock are entitled to equal dividends and distributions per share with respect to the common stock when, as and if, declared by the Board of Directors from funds legally available.

Our Articles of Incorporation, our Bylaws, and the applicable statutes of the state of Nevada contain a more complete description of the rights and liabilities of holders of our securities.

During the year ended March 31, 2015, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table shows the number of shares of common stock that could be issued upon exercise of outstanding options and warrants, the weighted average exercise price of the outstanding options and warrants, and the remaining shares available for future issuance as of March 31, 2015.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	—	—	60,000

Equity compensation plans not approved by security holders (1)	—	—	—

Total	—	—	—

Preferred Stock

Our authorized preferred stock consists of 20,000,000 shares of $0.001 par value preferred stock. As of the date of this report, there are no shares of preferred stock outstanding. The Company’s preferred stock ranks senior to all other equity securities, including common stock. Dividends, when, as and if declared by the Board of Directors, shall be paid out of funds at the time legally available for such purposes.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

This item is not applicable to smaller reporting companies.

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

Background of our Company

Overview

RAINBOW CORAL CORP. (the “Company”) was formed to build a coral farm facility to develop and propagate (or grow) live coral, independent of the oceans, as a future farm reserve against the decline of natural wild reefs. We intend to grow, harvest, and distribute as many varieties of hard and soft sizes as possible of captive-bred corals that are attractive, to as many consumers as possible who can maintain them in a healthy ecosystem aquarium. We believe that coral and other marine aquarium livestock should be supplied by farms or captive breeders, rather than removed from the natural reefs. The additional uses for coral as a source of potential leading edge medical discoveries are an attractive opportunity for the Company’s coral farming activity. We believe that the world of bioresearch is a natural continuation of our core coral propagation business. Accordingly, on October 23, 2011, the Company formed a subsidiary, Rainbow Biosciences, LLC to look into the opportunities within the bioscience market. Rainbow Biosciences, LLC will continue to research opportunities into the bioscience markets.

The Company was incorporated in Florida on August 13, 2010. The Company’s fiscal year end is March 31.

On May 29, 2015, we reincorporated from Florida to Nevada. Each shareholder received one share in the Nevada company for each 100 shares they held in the Florida company. Fractional shares were rounded up, and each shareholder received at least five shares. The executive officers and directors of the Nevada company are unchanged from the executive officers and directors of the Florida company.

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

The Company discontinued payments to N3D in May 2012 because of their delay in reaching certain milestones in the commercialization process. The Company wrote off the investment in full due to the uncertainty about whether the carrying amount is recoverable. During the year ended March 31, 2015, the Company paid and expensed $60,000 with N3D.

On February 1, 2013, the Company entered into a joint venture agreement with TheraKine Ltd. (“TheraKine”) in order to explore potential business opportunities to exploit TheraKine’s drug delivery technologies. TheraKine is the developer of a revolutionary, sustained-release drug delivery platform that could soon make local delivery of biologic agents and small molecules safer, more effective, and more convenient than ever before. During the year ended March 31, 2015, the Company paid and expensed $20,000 pursuant to this joint venture.

Plan of Operations

We believe we do not have adequate funds to execute our business plan for the next twelve months unless we obtain additional funding. However, should we not raise this capital, we will allocate our funding to first assure that all State, Federal and SEC requirements are met.

As of March 31, 2015, we had cash on hand of $5,180.

We intend to pursue capital through public or private financing, as well as borrowing and other sources in order to finance our business activities. We cannot guarantee that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to continue our operations may be significantly hindered.

Results of Operations

We incurred a net loss of $990,233 for the year ended March 31, 2015. We had a working capital deficit of $446,218 as of March 31, 2015. We do not anticipate having positive cash flow or net income in the immediate future. Net cash used by operations for the year ended March 31, 2015 was $371,810.

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

Fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014.

Revenue

Revenue increased to $128,133 for the year ended March 31, 2015, compared to $113,009 for the year ended March, 31, 2014. This is due to a remodeling of the front showroom to drive sales.

Cost of Goods Sold

Cost of goods sold decreased to $69,745 for the year ended March 31, 2015, compared to $113,228 for the comparable period in 2014. In 2014, our cost of goods sold included impairment of obsolete inventory. The remaining decrease is due to our focus on higher margin items, such as saltwater fish and used aquarium equipment.

Gross Profit

Gross profit increased to $58,388 for the year ended March 31, 2015, compared to a loss of $219 for the year ended March 31, 2014. This was primarily driven by the lower obsolete inventory in 2015 and a focus on higher margin saltwater fish and used equipment in 2015.

General and Administrative Expenses

We recognized general and administrative expenses of $564,387 and $557,031 for the years ended March 31, 2015 and 2014, respectively.

Interest Expense

Interest expense decreased from $427,023 for the year ended March 31, 2014 to $404,234 for the year ended March 31, 2015. The decrease is due to lower amortization of beneficial conversion feature during the year ended March 31, 2015.

Net Loss

We incurred a net loss of $990,233 for the year ended March 31, 2015 as compared to $1,097,141 for the comparable period of 2014. The decrease in the net loss was primarily the result of not having impairment expense during the year ending March 31, 2015 and lower interest expense.

Liquidity and Capital Resources

We anticipate needing approximately of $1,500,000 to fund our operations and to execute our business plan over the next eighteen months. Such funding and currently available cash are not sufficient to allow us to commence full execution of our business plan. Significant additional capital will be required to fully execute our business plan. Our business expansion will require significant capital resources that may be funded through the issuance of common stock or of notes payable or other debt arrangements that may affect our debt structure. Despite our current financial status, we believe that we may be able to issue notes payable or debt instruments in order to start executing our business plan. However, there can be no assurance that we will be able to raise money in this fashion and have not entered into any agreements that would obligate a third party to provide us with capital.

For the year ended March 31, 2015, we incurred a net loss of $990,233. For the same period we had net cash used in operating activities of $371,810. We have not generated positive net income or positive cash flow from operations since inception. We raised the cash amounts to be used in these activities from the issuance of notes payable to fund our corporate development activities and from related party advances to fund our operations. We currently have negative working capital of $446,218.

As of March 31, 2015, we had $5,180 of cash on hand. This amount of cash will be adequate to fund our operations for less than one month.

We have no known demands or commitments and are not aware of any events or uncertainties as of March 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

Capital Resources

We had no material commitments for capital expenditures as of March 31, 2015 and 2014. However, should we execute our business plan as anticipated, we would incur substantial capital expenditures and require financing in addition to what is required to fund our present operation.

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

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends, and other factors that management believes to be important at the time the financial statements are prepared; actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies, which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

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

GOING CONERN - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended March 31, 2015, the Company had a net loss of $990,233 and generated negative cash flow from operations in the amount of $371,810. In view of these matters, the Company’s ability to continue as a going concern is dependent upon its ability to achieve a level of profitability or to obtain additional capital to finance its operations. The Company intends to finance its future activities and its working capital needs largely from the sale of public equity securities with some additional funding from other traditional financing sources, including term notes until such time that funds provided by operations are sufficient to fund working capital requirements. The financial statements of the Company do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

New Accounting Pronouncements

For a description of recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our financial statements, see “Note 3: Significant Accounting Polices: Recently Issued Accounting Pronouncements” in Part II, Item 8 of this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item is not applicable to smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Rainbow Coral Corp.

Consolidated Financial Statements

March 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Rainbow Coral Corp.

Henderson, Nevada

We have audited the accompanying consolidated balance sheets of Rainbow Coral Corp. as of March 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of Rainbow Coral Corp.’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rainbow Coral Corp., as of March 31, 2015 and 2014, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative cash flows from operations and has a net capital deficiency which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

July 14, 2015

RAINBOW CORAL CORP.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	March 31, 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$5,180	$65,373
Prepaid expenses	1,095	841
Inventory	1,139	5,249
Total current assets	7,414	71,463

Fixed assets net of accumulated depreciation of $2,795 and $7,615, respectively	3,914	6,282
TOTAL ASSETS	$11,328	$77,745

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$274,684	$191,780
Advances payable	—	149,453
Related party advances payable	165,214	131,505
Current portion of notes payable	13,734	2,843
Total current liabilities	453,632	475,581

Convertible notes payable, net of discount of $237,643 and $215,716, respectively	164,238	13,111
Notes payable	37,352	47,157
Accrued interest payable	14,127	11,201
TOTAL LIABILITIES	669,349	547,050

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 20,000,000 shares authorized; no shares issued and outstanding at March 31, 2015 and 2014, respectively	—	—
Common stock, $0.001 par value; 480,000,000 shares authorized; 342,106 and 228,521 shares issued and outstanding at March 31, 2015 and 2014, respectively	342	229
Additional paid-in capital	3,264,425	2,463,021
Accumulated deficit	(3,922,788)	(2,932,555)
Total stockholders’ deficit	(658,021)	(469,305)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,328	$77,745

The accompanying notes are an integral part of these consolidated financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended March 31,
	2015	2014

REVENUE	$128,133	$113,009
COST OF GOODS SOLD	69,745	113,228

GROSS PROFIT	58,388	(219)

OPERATING EXPENSES
Expenses related to joint ventures and business development activities	80,000	85,000
General and administrative expenses	564,387	557,031
Impairment of goodwill	—	27,868
LOSS FROM OPERATIONS	(585,999)	(670,118)

OTHER EXPENSE
Interest expense	(404,234)	(427,023)

NET LOSS	$(990,233)	$(1,097,141)

NET LOSS PER COMMON SHARE – Basic and diluted	$(3.27)	$(6.59)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	302,693	166,360

The accompanying notes are an integral part of these consolidated financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Deficit

BALANCE, March 31, 2013	125,200	$125	$1,600,331	$(1,835,414)	$(234,958)
Shares issued for conversion of notes payable	103,321	104	446,005	—	446,109
Discount on issuance of convertible note payable	—	—	416,685	—	416,685
Net loss	—	—	—	(1,097,141)	(1,097,141)

BALANCE, March 31, 2014	228,521	$229	$2,463,021	$(2,932,555)	$(469,305)

Shares issued for conversion of notes payable	113,585	113	401,469	—	401,582
Discount on issuance of convertible notes payable	—	—	399,935	—	399,935
Net loss	—	—	—	(990,233)	(990,233)

BALANCE, March 31, 2015	342,106	$342	$3,264,425	$(3,922,788)	$(658,021)

The accompanying notes are an integral part of these consolidated financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(990,233)	$(1,097,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible notes payable	378,008	398,067
Depreciation	2,368	5,854
Impairment of goodwill	—	27,868
Impairment of inventory	—	14,500
Changes in operating assets and liabilities:
Inventory	4,110	9,271
Prepaid expenses	(254)	(491)
Accounts payable and accrued liabilities	207,963	74,429
Accrued interest payable	26,228	35,825
NET CASH USED IN OPERATING ACTIVITIES	(371,810)	(531,818)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	—	(6,708)
NET CASH USED IN INVESTING ACTIVITIES	—	(6,708)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	276,822	432,683
Proceeds from related party advances	33,709	38,442
Repayments of related party advances	—	(1,818)
Proceeds from notes payable	5,000	50,000
Repayments of notes payable	(3,914)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	311,617	519,307

NET DECREASE IN CASH	(60,193)	(19,219)

CASH, at the beginning of the period	65,373	84,592

CASH, at the end of the period	$5,180	$65,373

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing activities:
Refinance of advances into convertible notes payable	$426,275	$416,685
Refinance of accounts payable into convertible notes payable	$125,059	$—
Beneficial conversion discount on convertible notes	$399,935	$416,685
Conversion of convertible notes to common stock	$401,582	$446,109

The accompanying notes are an integral part of these consolidated financial statements.

RAINBOW CORAL CORP.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2015

Note 1. Background Information

RAINBOW CORAL CORP. (the “Company”) was formed to build a coral farm facility to develop and propagate (or grow) live coral, independent of the oceans, as a future farm reserve against the decline of natural wild reefs. We intend to grow, harvest, and distribute as many varieties of hard and soft sizes as possible of captive-bred corals that are attractive, to as many consumers as possible who can maintain them in a healthy ecosystem aquarium. We believe that coral and other marine aquarium livestock should be supplied by farms or captive breeders, rather than removed from the natural reefs. The additional uses for coral as a source of potential leading edge medical discoveries are an attractive opportunity for the Company’s coral farming activity. We believe that the world of bioresearch is a natural continuation of our core coral propagation business. Accordingly, on October 23, 2011, the Company formed a subsidiary, Rainbow Biosciences, LLC to look into the opportunities within the bioscience market. Rainbow Biosciences, LLC will continue to research opportunities into the bioscience markets.

The Company was incorporated in Florida on August 13, 2010. The Company’s fiscal year end is March 31.

On May 29, 2015, we reincorporated from Florida to Nevada. Each shareholder received one share in the Nevada company for each 100 shares they held in the Florida company. Fractional shares were rounded up, and each shareholder received at least five shares. The stock split did not modify the conversion price of the Company’s debt agreements which could substantially dilute existing and future shareholders upon conversion. The Nevada company is authorized to issue 480 million shares of common stock and 20 million shares of preferred stock, each with a par value of $0.001 per share. The board of directors and officers of the Nevada company consists of the same persons who are currently directors and officers.

All share and per share amounts have been retroactively restated in the accompanying financial statements and notes to financial statements to reflect this reverse stock split.

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

The Company discontinued payments to N3D in May 2012 because of their delay in reaching certain milestones in the commercialization process. The Company wrote off the investment in full due to the uncertainty about whether the carrying amount is recoverable. During the year ended March 31, 2015, the Company paid and expensed $60,000 with N3D.

On February 1, 2013, the Company entered into a joint venture agreement with TheraKine Ltd. (“TheraKine”) in order to explore potential business opportunities to exploit TheraKine’s drug delivery technologies. TheraKine is the developer of a revolutionary, sustained-release drug delivery platform that could soon make local delivery of biologic agents and small molecules safer, more effective, and more convenient than ever before. During the year ended March 31, 2015, the Company paid and expensed $20,000 pursuant to this joint venture.

Note 2. Going Concern

For the fiscal year ended March 31, 2015, the Company had a net loss of $990,233 and negative cash flow from operations of $371,810. As of March 31, 2015, the Company has negative working capital of $446,218.

These factors raise a substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or fully implement its business plan. Without additional capital, the Company will not be able to remain in business.

Management has plans to address the Company’s financial situation as follows:

In the near term, management plans to continue to focus on raising the funds necessary to implement the Company’s business plan. Management will continue to seek out debt financing to obtain the capital required to meet the Company’s financial obligations. There is no assurance, however, that lenders will continue to advance capital to the Company or that the new business operations will be profitable. The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raises doubts about the Company’s ability to continue as a going concern.

In the long term, management believes that the Company’s projects and initiatives will be successful and will provide cash flow to the Company that will be used to finance the Company’s future growth. However, there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability. The Company’s long-term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and fund the continuation of its business operations, and the ability of the Company to achieve adequate profitability and cash flows from operations to sustain its operations.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $5,180 and $65,373 at March 31, 2015 and March 31, 2014, respectively.

Inventory

Inventory consists of aquarium products and other pet supply items valued at the lower of cost or net realizable value determined using the weighted average cost method, and with market defined as the lower of replacement cost or realizable value. The cost of inventory includes all costs to purchase, costs of conversion and other costs incurred in bringing the inventory to its present location and condition. Inventory is reduced for the estimated losses due to obsolescence.

Fixed Assets

Our fixed assets consist of vehicles and computer equipment, which are stated at cost. Expenditures for fixed assets that substantially increase the useful lives of existing assets are capitalized at cost and depreciated. Routine expenditures for repairs and maintenance are expensed as incurred.

Depreciation is provided principally on the straight-line method over the estimated useful lives of three to five years for financial reporting purposes.

Impairment of long-lived assets

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the year ended March 31, 2015.

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

Advertising Costs

The Company’s policy regarding advertising is to expense advertising costs as incurred. The Company incurred $3,832 and $23,239 of advertising costs for the years ended March 31, 2015 and 2014, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of March 31, 2015 or March 31, 2014.

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

In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the years ended March 31, 2015 and 2014. As a result, the Company did not have any potentially dilutive common shares for those periods. For the year ended March 31, 2015 and 2014, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At March 31, 2015, the Company had 27,458,608 potentially issuable shares upon the conversion of convertible notes payable and interest.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Subsequent events

The Company evaluated material events occurring between the end of our fiscal year, March 31, 2015, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are not expected to, or did not have, a material impact on our financial position, results of operations or cash flows.

Note 4. Advances

During the year ended March 31, 2015, Vista View Ventures, Inc. advanced $276,822 to the Company for working capital. These advances are non-interest bearing and payable on demand. During the same period, the Company refinanced $426,275 of the advances into convertible notes payable with Vista View Ventures, Inc. As of March 31, 2015 and March 31, 2014, advances in the amount of $0 and $149,453, respectively, are included in current liabilities on the consolidated balance sheets.

Note 5. Convertible Notes Payable

Convertible notes payable consist of the following as of March 31, 2015 and March 31, 2014:

	March 31, 2015	March 31, 2014
Convertible note payable, dated June 30, 2013, bearing interest at 10% per annum, matures on June 30, 2015 and convertible into shares of common stock at $0.04 per share	$—	$4,742
Convertible note payable, dated September 30, 2013, bearing interest at 10% per annum, matures on September 30, 2015 and convertible into shares of common stock at $0.04 per share	—	224,085
Convertible note payable, dated June 30, 2014, bearing interest at 10% per annum, matures on June 30, 2016 and convertible into shares of common stock at $0.02 per share	62,980	—
Convertible note payable, dated September 30, 2014, bearing interest at 10% per annum, matures on September 30, 2016 and convertible into shares of common stock at $0.01 per share	80,133	—
Convertible note payable, dated December 31, 2014, bearing interest at 10% per annum, matures on December 31, 2016 and convertible into shares of common stock at $0.01 per share	94,074	—
Convertible note payable, dated December 31, 2014, bearing interest at 10% per annum, matures on December 31, 2016 and convertible into shares of common stock at $0.02 per share	125,059	—
Convertible note payable, dated March 31, 2015, bearing interest at 10% per annum, matures on March 31, 2017 and convertible into shares of common stock at $0.007 per share	39,635	—
Total convertible notes payable	$401,881	$228,827

Less: discount on convertible notes payable	(237,643)	(215,716)
Convertible notes payable, net of discount	$164,238	$13,111

Convertible notes issued

During the year ended March 31, 2015, the Company entered into convertible promissory notes with Vista View Ventures, Inc., which refinanced non-interest bearing advances. The convertible notes have the following terms:

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Amount of Note
April 1, 2014	March 31, 2016	10%	$0.03	$149,453
June 30, 2014	June 30, 2016	10%	$0.02	62,980
September 30, 2014	September 30, 2016	10%	$0.01	80,133
December 31, 2014	December 31, 2016	10%	$0.01	94,074
December 31, 2014	December 31, 2016	10%	$0.02	125,059
March 31, 2015	March 31, 2017	10%	$0.007	39,635
Total				$551,334

All principal along with accrued interest is payable on the maturity date.

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a discount for the beneficial conversion feature in the amount of $399,935, in aggregate, on the date the notes were signed. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the convertible notes payable. The discount to the convertible notes payable will be amortized to interest expense over the life of the notes.

Conversions to common stock

During the year ended March 31, 2015, the holder of the convertible note payable dated June 30, 2013 elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

Date	Amount Converted	Shares of Common Stock Issued
August 20, 2014	$4,954	1,239
Total	$4,954	1,239

During the year ended March 31, 2015, the holder of the convertible note payable dated September 30, 2013 elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.04 per share. On the conversion date, the unamortized discount related to the principal amount was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

Date	Amount Converted	Shares of Common Stock Issued
April 21, 2014	$80,000	20,000
May 14, 2014	40,000	10,000
May 23, 2014	40,000	10,000
June 14, 2014	40,000	10,000
June 18, 2014	38,368	9,592
Total	$238,368	59,592

During the year ended March 31, 2015, the holder of the Convertible Note Payable dated April 1, 2014 elected to convert principal and accrued interest in the amounts shown below into shares of common stock at a rate of $0.03 per share. On the conversion date, the unamortized discount related to the principal amount was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement.

Date	Amount Converted	Shares of Common Stock Issued
October 8, 2014	$42,000	14,000
October 9, 2014	42,000	14,000
October 22, 2014	42,000	14,000
January 15, 2015	32,260	10,754
Total	$158,260	52,754

In connection with the 1 for 100 reverse common stock split on May 29, 2015, the conversion rates of the outstanding convertible notes payable were not modified. As a result, in the event all potentially issuable shares were converted, the holders of the existing notes at March 31, 2015 would be issued 27,458,608 shares of common stock representing approximately 99% of the Company’s total shares outstanding on an if-converted basis. The holders of the notes are limited to holding no greater than 4.99% of the common stock at any time.

Note 6. Long Term Notes Payable

On December 30, 2013, the Company entered into a promissory note for $50,000 with a third party bearing interest at 5% per annum. Under the terms of the note payable, the Company is required to pay the note payable beginning on January 1, 2015 and over a period of 4 years. At March 31, 2015 and March 31, 2014, the Company owed the noteholder $48,150 and $50,000, respectively.

During the year ended March 31, 2015, the Company entered into a promissory note for $5,000 with a third party bearing interest at 5% per annum. Under the terms of the note payable, the Company is required to repay the note in twenty-six equal monthly installments beginning in October 2014. At March 31, 2015, the Company owed the noteholder $2,936.

Note 7. Debt Payment Obligations

The principal due on our convertible notes payable and convertible notes payable is as follows:

For the periods ending March 31,
2016	$13,734
2017	415,640
2018	13,229
2019	10,364
2020	—
Total payments	$452,967

Note 8. Related Party Transactions

During the years ended March 31, 2015 and 2014, Mr. Foxwell, the president of Father Fish, advanced $33,709 and $38,442, respectively, to our subsidiary, Father Fish for working capital. As of March 31, 2015 and March 31, 2014, related party advances payable to Mr. Foxwell totaled $165,214 and $131,505, respectively. The advances bear no interest and are due on demand. No repayments of advances have been made in 2014 and 2013.

Note 9. Stockholders’ Equity

On May 29, 2015, the Company reincorporated from Florida to Nevada. The Company’s board of directors and majority shareholder consented to the reincorporation. Each of our shareholders on the record date received one share of the Nevada Company’s common stock for each 100 shares of common stock they own in the Florida company. The information contained herein gives retroactive effect to the stock split for all periods presented.  Fractional shares were rounded up to the next whole share, and each shareholder received at least five shares.  Following the reincorporation, the Company is authorized to issue 500 million shares of common stock and 20 million shares of preferred stock, each with a par value of $0.001 per share.

At March 31, 2015, the Company had 27,458,608 potentially issuable common shares with exercise prices ranging from $0.007 per share to $0.02 per share. The exercise prices of the convertible debt were not modified as a result of the reincorporation and the stock split. See Note 5. At March 31, 2015, the average exercise price of all convertible debt is $0.01 per share.

During year ended March 31, 2015, the holders of our convertible notes elected to convert principal and interest of $401,582 into 113,585 shares of common stock.

Note 10. Commitments

The Company has an arrangement with a third party whereby the third party provides the Company with office space, legal services, accounting services, fundraising and management services. During the year ended March 31, 2015, the Company incurred $200,383 of fees related to the third party. At March 31, 2015, The Company owed the third party $172,246, which is recorded in accounts payable and accrued expenses.

Note 11. Business Segments

The Company has two reportable operating segments: (1) aquarium and aquarium supplies and (2) medical technology. These reportable segments are financed and managed separately due to differences in their products and overall business plan.

The only segment that generates revenue is aquarium and aquarium supplies. Management evaluates and monitors performance of this segment primarily through, among other measures, gross profit. The medical technology segment is in the development stage and not begun to generate revenue.

The results of operations and financial position of the two reportable operating segments and corporate were as follows:

Results of Operations:

	Year ended March 31,
	2015	2014

REVENUE
Aquarium and aquarium supplies	$128,133	$113,009
Medical technology	—	—
Corporate	—	—
	$128,133	$113,009

GROSS PROFIT (LOSS)
Aquarium and aquarium supplies	$58,388	$(219)
Medical technology	—	—
Corporate	—	—
	$58,388	(219)

GENERAL AND ADMINISTRATIVE EXPENSE
Aquarium and aquarium supplies	$103,091	$144,788
Medical technology	80,000	85,000
Corporate	461,296	440,111
	$644,387	$669,899

Corporate operating expense includes general and administrative costs not allocated to operating segments.

	March 31, 2015	March 31, 2014

TOTAL ASSETS
Aquarium and aquarium supplies	$6,800	$24,756
Medical technology	—	—
Corporate	4,528	52,989
	$11,328	$77,745

Note 12. Income Taxes

There is no current or deferred income tax expense or benefit for the period ended March 31, 2015.

The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the periods ended March 31, 2015 and 2014 are as follows.

	2015	2014

Tax benefit at U.S. statutory rate	$337,000	$370,000
Amortization of discount on convertible notes payable	(136,000)	(160,000)
Changes in valuation allowance	(201,000)	(210,000)
	$—	$—

Note 13. Subsequent Events

On May 29, 2015, the Company reincorporated from Florida to Nevada.  See Note 1.

On June 1, 2015, the holder of the convertible promissory note issued on December 31, 2014 in the amount of $125,059 elected to convert principal and accrued interest of $130,267 into 6,513,344 shares of common stock of the Company.

On June 6, 2015, the holder of the convertible promissory note issued on June 30, 2014 in the amount of $62,980 elected to convert principal and accrued interest of $13,600 into 680,000 shares of common stock of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

None.

Disagreements with Accountants

There were no disagreements with accountants on accounting and financial disclosures for the years ended March 31, 2015 and 2014.

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

As of March 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: lack of a functioning audit committee; lack of a majority of independent members and a lack of a majority of outside directors on our board of directors; inadequate segregation of duties consistent with control objectives; and, management is dominated by a single individual.. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of March 31, 2015

Management believes that the material weaknesses set forth above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

The name, address, age and position of our president, secretary/treasurer, and director and vice president is set forth below:

Name	Age	Position
Kimberly Palmer 871 Coronado Center Dr, Suite 200 Henderson, Nevada 89052	47	President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.

Ms. Palmer was appointed as CEO and a member of the board of directors on December 1, 2013.

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

Family Relationships

There are no family relationships among our directors, executive officers, or persons nominated to become executive officers or directors.

Involvement in Certain Legal Proceedings

During the past ten (10) years, none of our directors, persons nominated to become directors, executive officers, promoters or control persons was involved in any of the legal proceedings listed in Item 401 (f) of Regulation S-K.

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

The table below summarizes all compensation awards to, earned by, or paid to our named executive officer for all service rendered in all capacities to us for the fiscal years ended March 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Kimberly Palmer	2015	$60,000	$2,000	—	—	—	—	—	$62,000
CEO and Director	2014	$17,500	—	—	—	—	—	—	$17,500

Patrick Brown,	2014	$64,000	—	—	—	—	—	—	$64,000
former CEO	2013	$66,000	—	—	—	—	—	—	$66,000

Lou Foxwell, former	2015	$30,000	—	—	—	—	—	—	$30,000
CEO and current	2014	$28,750	—	—	—	—	—	—	$28,750
president of Father Fish	2013	$25,000	—	—	—	—	—	—	$25,000

OUTSTANDING EQUITY AWARDS AT MARCH 31, 2015

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)

Kimberly Palmer	—	—	—	—	—	—	—	—	—

Lou Foxwell	—	—	—	—	—	—	—	—	—

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

We reimburse our directors for all reasonable ordinary and necessary business related expenses, but we did not pay director’s fees or other cash compensation for services rendered as a director in the year ended March 31, 2015 to any of the individuals serving on our Board during that period. We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. We may pay fees for services rendered as a director when and if additional directors are appointed to the Board of Directors.

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

The following table sets forth certain information as of June 10, 2015, with respect to the beneficial ownership of our common stock by each beneficial owner of more than 5% of the outstanding shares of common stock of the Company, each director, each executive officer named in the “Summary Compensation Table” and all executive officers and directors of the Company as a group, and sets forth the number of shares of common stock owned by each such person and group. Unless otherwise indicated, the owners have sole voting and investment power with respect to their respective shares.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock Owned
Essen Enterprises, Inc.	65,133	86.4%
San Francisco, 65 East Street, House No. 35
Panama City, Panama

Kimberly Palmer, CEO & Director	—	0.0%

All directors and executive officers as a group (1) person.	—	0.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table summarize the fees billed to the Company by its independent accountants, GBH CPAs, PC, for the years ended March 31, 2015 and 2014:

	2015	2014
Audit Fees	$25,423	$25,979

Audit Related Fees (1)	$—	$—

Tax Fees (2)	$—	$—

All Other Fees (3)	$—	$—

Total Fees	$25,423	25,979

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

As part of its responsibility for oversight of the independent registered public accountants, the Board has established a pre-approval policy for engaging audit and permitted non-audit services provided by our independent registered public accountants. In accordance with this policy, each type of audit, audit-related, tax and other permitted service to be provided by the independent auditors is specifically described and each such service, together with a fee level or budgeted amount for such service, is pre-approved by the Board. All of the services provided by GBH CPAs, PC described above were approved by our Board.

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

14	Code of Ethics (2)

21	Subsidiaries of the Registrant (3)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (3)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (3)

101	XBRL Interactive Data (4)

______________

(1)	Incorporated by reference to our Form DEF 14A filed with the Securities and Exchange Commission on March 4, 2015.

(2)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on September 23, 2010.

(3)	Filed or furnished herewith.

(4)	To be submitted by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: July 14, 2015	BY: /s/ Kimberly Palmer
Kimberly Palmer
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.