Form 10-Q
period 2015-06-30
Rainbow Coral Corp.
filed 2015-08-19
CIK 1499790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Registrant’s telephone number, including area code: 702-952-5000

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2015, 8,748,882 shares of common stock are issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors, which may cause actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Rainbow Coral Corp., a Florida corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAINBOW CORAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2015	March 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,740	$5,180
Prepaid expenses	1,220	1,095
Inventory	564	1,139
Total current assets	4,524	7,414

Fixed assets net of accumulated depreciation of $3,354 and $2,795, respectively	3,355	3,914
TOTAL ASSETS	$7,879	$11,328

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$319,830	$274,684
Related party payables	177,274	165,214
Current portion of convertible notes payable, net of discount of $48,852 and $0, respectively	6,395	—
Current portion of notes payable	13,921	13,734
Current portion of accrued interest payable	378	—
Total current liabilities	517,798	453,632

Convertible notes payable, net of discount of $226,888 and $237,643, respectively	40,960	164,238
Notes payable	34,551	37,352
Accrued interest payable	11,647	14,127
TOTAL LIABILITIES	604,956	669,349

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; 20,000,000 shares authorized; No shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	—	—
Common stock, $0.001 par value; 480,000,000 shares authorized; 7,536,277 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	7,536	342
Additional paid-in capital	3,455,104	3,264,425
Accumulated deficit	(4,059,717)	(3,922,788)
Total stockholders’ deficit	(597,077)	(658,021)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,879	$11,328

The accompanying notes are an integral part of these unaudited financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30,
	2015	2014

REVENUE	$27,683	$35,147
COST OF GOODS SOLD	12,675	17,283

GROSS PROFIT	15,008	17,864

OPERATING EXPENSES
Expenses related to joint ventures and business development activities	10,000	40,000
General and administrative expenses	115,844	129,685
Total operating expenses	125,844	169,685

LOSS FROM OPERATIONS	$(110,836)	$(151,821)

OTHER INCOME (EXPENSE)
Interest expense	(26,093)	(223,088)

NET LOSS	$(136,929)	$(374,909)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.05)	$(1.46)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	2,683,948	256,925

The accompanying notes are an integral part of these unaudited financial statements.

RAINBOW CORAL CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE, March 31, 2015	—	$—	342,106	$342	$3,264,425	$(3,922,788)	$(658,021)

Shares issued for conversion of notes payable	—	—	7,193,344	7,194	136,673	—	143,867
Discount on issuance of convertible note payable	—	—	—	—	54,006	—	54,006
Share rounding	—	—	827	—	—	—	—
Net Loss	—	—	—	—	—	(136,929)	(136,929)

BALANCE, June 30, 2015	—	$—	7,536,277	$7,536	$3,455,104	$(4,059,717)	$(597,077)

The accompanying notes are an integral part of these unaudited financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months ended June 30,
	2015	2014

CASH FLOW FROM OPERATING ACTIVITIES:
Net loss	$(136,929)	$(374,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	15,909	216,176
Depreciation	559	1,260

Changes in operating assets and liabilities:
Inventory	575	798
Prepaid expenses	(125)	491
Accounts payable and accrued liabilities	45,146	41,503
Accrued interest payable	8,973	6,912
NET CASH USED IN OPERATING ACTIVITIES	(65,892)	(107,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	54,006	62,980
Proceeds from related party advance	12,060	—
Repayments of related party advances	—	(1,204)
Repayments of notes payable	(2,614)	(140)
NET CASH PROVIDED BY FINANCING ACTIVITIES	63,452	61,636

NET DECREASE IN CASH	(2,440)	(46,133)

CASH, at the beginning of the period	5,180	65,373

CASH, at the end of the period	$2,740	$19,240

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$1,211	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance advances into convertible note payable	$54,006	$212,433
Beneficial conversion discount on convertible note	$54,006	$212,433
Conversion of convertible notes payable and accrued interest to common stock	$143,867	$238,368

The accompanying notes are an integral part of these unaudited financial statements.

RAINBOW CORAL CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

Note 1. General Organization and Business

Rainbow Coral Corp. (the “Company”), a Florida corporation, was incorporated on August 13, 2010. The Company’s year-end is March 31.

We were formed to build a coral farm facility to develop and propagate (or grow) live coral, independent of the oceans, as a future farm reserve against the decline of natural wild reefs. We intend to grow, harvest, and distribute as many varieties of hard and soft sizes as possible of captive-bred corals that are attractive to as many consumers as possible who can maintain them in a healthy ecosystem aquarium. We believe that coral and other marine aquarium livestock should be supplied by farms or captive breeders, rather than removed from the natural reefs. The additional uses for coral as a source of potential leading edge medical discoveries are an attractive opportunity for the Company’s coral farming activity. We believe that the world of bioresearch is a natural continuation of our core coral propagation business. Accordingly, on October 23, 2011, we formed a subsidiary, Rainbow Biosciences, LLC to look into the opportunities within the bioscience market. Rainbow Biosciences, LLC will continue to research opportunities into the bioscience markets.

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

The Company suspended payments to N3D in May 2012 because of their delay in reaching certain milestones in the commercialization process. The Company wrote off the investment in full due to the uncertainty about whether the carrying amount is recoverable. During the three months ended June 30, 2015, the Company paid and expensed $10,000 with N3D.

On February 1, 2013, the Company entered into a joint venture agreement with TheraKine Ltd. (“TheraKine”) in order to explore potential business opportunities to exploit TheraKine’s drug delivery technologies. TheraKine is the developer of a revolutionary, sustained-release drug delivery platform that could soon make local delivery of biologic agents and small molecules safer, more effective, and more convenient than ever before. During the three months ended June 30, 2015, the Company incurred no expenses related to this joint venture.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the three months ended June 30, 2015, the Company had a net loss of $136,929 and negative cash flow from operating activities of $65,892. As of June 30, 2015, the Company had negative working capital of $513,274. Management does not anticipate having positive cash flow from operations in the near future.

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

The Company does not have the resources at this time to repay its credit and debt obligations, make any payments in the form of dividends to its shareholders or implement its business plan. Without additional capital, the Company will not be able to remain in business.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying these unaudited financial statements have been prepared in accordance with generally accepted accounting (“GAAP”) principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the Consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These Consolidated financial statements should be read in conjunction with the Consolidated financial statements for the fiscal year ended March 31, 2015 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three-month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 2016.

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $2,740 and $5,780 at June 30, 2015 and March 31, 2015, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets, including fixed assets and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the long-lived asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If it is determined that an impairment loss has occurred, the loss is measured as the amount by which the carrying amount of the long-lived asset exceeds its fair value. The Company determined that there was no impairment of long-lived assets during the three months ended June 30, 2015.

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

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of June 30, 2015 or March 31, 2015.

Earnings (Loss) per Common Share

The Company computes basic and diluted earnings per common share amounts in accordance with ASC Topic 260, Earnings per Share. The basic earnings (loss) per common share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the period. The diluted earnings (loss) per common share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no dilutive shares outstanding for any periods reported.

In periods in which a net loss has been incurred, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation. The Company’s convertible debt is considered anti-dilutive due to the Company’s net loss for the years ended March 31, 2015 and 2014. As a result, the Company did not have any potentially dilutive common shares for those periods. For the year ended March 31, 2015 and 2014, potentially issuable shares as a result of conversions of convertible notes payable have been excluded from the calculation. At March 31, 2015, the Company had 26,679,469 potentially issuable shares upon the conversion of convertible notes payable and interest.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts payable, and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms that is not significantly different from its stated value.

Subsequent events

The Company evaluated material events occurring between the end of the current period, June 30, 2015, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

Recently Issued Accounting Pronouncements

There were various other accounting standards and interpretations issued recently, none of which are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

Note 4. Advances

During the three months ended June 30, 2015, Vista View Ventures, Inc. advanced $54,006 to the Company for working capital. These advances are non-interest bearing and payable on demand. During the same period, the Company refinanced $54,006 of the advances into convertible notes payable with Vista View Ventures, Inc. As of June 30, 2015 and March 31, 2015, advances in the amount of $0 and $0, respectively, are included in current liabilities on the consolidated balance sheets.

Note 5. Convertible Notes Payable

Convertible notes payable consist of the following as of June 30, 2015 and March 31, 2015:

	June 30, 2015	March 31, 2015
Convertible note, dated June 30, 2014, bearing interest at 10% per annum, matures on June 30, 2016 and convertible into shares of common stock at $0.02 per share	55,247	62,980
Convertible note, dated September 30, 2014, bearing interest at 10% per annum, matures on September 30, 2016 and convertible into shares of common stock at $0.01 per share	80,133	80,133
Convertible note, dated December 31, 2014, bearing interest at 10% per annum, matures on December 31, 2016 and convertible into shares of common stock at $0.01 per share	94,074	94,074
Convertible note, dated December 31, 2014, bearing interest at 10% per annum, matures on December 31, 2016 and convertible into shares of common stock at $0.02 per share	—	125,059
Convertible note, dated March 31, 2015, bearing interest at 10% per annum, matures on March 31, 2017 and convertible into shares of common stock at $0.007 per share	39,635	39,635
Convertible note, dates June 30, 2015, bearing interest at 10% per annum, matures on June 30, 2017 and convertible into shares of common stock at $0.25 per share.	54,006	—
Total convertible notes payable	$323,095	$401,881

Less: current portion of convertible notes payable	(55,247)	—
Less: discount on convertible notes payable	(226,888)	(237,643)
Convertible notes payable, net of discount	$40,960	$164,238

Advances Refinanced into Convertible Promissory Notes

During the three months ended June 30, 2015, the Company has signed a convertible promissory note with Vista View Ventures, Inc. that refinanced non-interest bearing advances into a convertible notes payable. The convertible promissory note bears interest at 10% per annum and is payable along with accrued interest on the maturity date. The convertible promissory note and unpaid accrued interest are convertible into common stock at the option of the holder.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Note Amount
June 30, 2015	June 30, 2017	10%	$0.25	$54,006
Total				$54,006

The Company evaluated the terms of the new note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a beneficial conversion feature of $54,006 on June 30, 2015. The beneficial conversion feature was recorded as increase to additional paid-in capital and a discount to the convertible note. The discount to the convertible note will be amortized to interest expense over the life of the note.

Conversions into common stock

During the three months ended June 30, 2015, the holders of the convertible note payable dated December 31, 2014 elected to convert principal of $125,059 and accrued interest of $5,208 into 6,513,344 shares of common stock.

During the three months ended June 30, 2015, the holders of the convertible note payable dated June 30, 2014 elected to convert principal of $7,733 and accrued interest of $5,867 into 680,000 shares of common stock.

Note 6. Related Party Transactions

During the three months ended June 30, 2015, Mr. Foxwell, the president of Father Fish, advanced $12,060 to our subsidiary, Father Fish, for working capital. As of June 30, 2015 and March 31, 2015, related party advances payable to Mr. Foxwell totaled $177,274 and $165,214, respectively. The advances bear no interest and are due on demand.

Note 7. Stockholders’ Equity

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

Conversion of shares

During three months ended June 30, 2015, the Company issued 7,193,344 shares of common stock as a result of conversions of convertible notes payable.

Note 8. Commitments

The Company has an arrangement with a third party whereby the third party provides the Company with office space, legal services, accounting services, fundraising and management services. During the three months ending June 30, 2015, the Company incurred $34,881 of fees related to the third party. At June 30, 2015, The Company owed the third party $172,246, which is recorded in accounts payable and accrued expenses.

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

The results of operations and financial position of the two reportable operating segments and corporate were as follows:

Results of Operations:

	Year ended June 30,
	2015	2014

REVENUE
Aquarium and aquarium supplies	$27,683	$35,147
Medical technology	—	—
Corporate	—	—
	$27,683	$35,147

GROSS PROFIT
Aquarium and aquarium supplies	$15,008	$17,864
Medical technology	—	—
Corporate	—	—
	$15,008	17,864

GENERAL AND ADMINISTRATIVE EXPENSE
Aquarium and aquarium supplies	$20,963	$27,778
Medical technology	10,000	40,000
Corporate	94,881	101,907
	$125,844	$169,685

Corporate operating expense includes general and administrative costs not allocated to operating segments.

	June 30, 2015	March 31, 2015

TOTAL ASSETS
Aquarium and aquarium supplies	$7,035	$6,800
Medical technology	—	—
Corporate	844	4,528
	$7,879	$11,328

Note 10. Subsequent Events

On July 7, 2015, the Company issued 3,855 shares of its common stock to satisfy the requirements of the reincorporation and reverse split which took place on May 29, 2015. The transaction required that fractional shares were rounded up to the next whole share and that each shareholder received at least five shares.

On July 8, 2015, the holder of the convertible promissory note issued June 30, 2014 elected to convert principal and accrued interest of $1,400 into 70,000 shares of common stock of the Company.

On July 16, 2015, the holder of the convertible promissory note issued June 30, 2014 elected to convert principal and accrued interest of $7,520 into 376,000 shares of common stock of the Company.

On July 22, 2015, the holder of the convertible promissory note issued June 30, 2014 elected to convert principal and accrued interest of $3,220 into 161,000 shares of common stock of the Company.

On July 23, 2015, the holder of the convertible promissory note issued June 30, 2014 elected to convert principal and accrued interest of $995 into 49,750 shares of common stock of the Company.

On July 24, 2015, the holder of the convertible promissory note issued June 30, 2014 elected to convert principal and accrued interest of $4,920 into 246,000 shares of common stock of the Company.

On August 3, 2015, the holder of the convertible promissory note issued June 30, 2014 elected to convert principal and accrued interest of $2,200 into 110,000 shares of common stock of the Company.

On August 11, 2015, the holder of the convertible promissory note issued June 30, 2014 elected to convert principal and accrued interest of $3,860 into 196,000 shares of common stock of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Rainbow Coral Corp. (the “Company”), a Florida corporation, was incorporated on August 13, 2010. The Company’s year-end is March 31.

We were was formed to build a coral farm facility to develop and propagate (or grow) live coral, independent of the oceans, as a future farm reserve against the decline of natural wild reefs. We intend to grow, harvest, and distribute as many varieties of hard and soft sizes as possible of captive-bred corals that are attractive, to as many consumers as possible who can maintain them in a healthy ecosystem aquarium. We believe that coral and other marine aquarium livestock should be supplied by farms or captive breeders, rather than removed from the natural reefs. The additional uses for coral as a source of potential leading edge medical discoveries are an attractive opportunity for the Company’s coral farming activity. We believe that the world of bioresearch is a natural continuation of our core coral propagation business. Accordingly, on October 23, 2011, we formed a subsidiary, Rainbow Biosciences, LLC to look into the opportunities within the bioscience market. Rainbow Biosciences, LLC will continue to research opportunities into the bioscience markets.

On May 5, 2015, we reincorporated from Florida to Nevada.

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report for the year ended March 31, 2015 on Form 10-K.

Results of Operations

Three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Revenue

Revenue decreased to $27,683 for the three months ended June 30, 2015, compared to $35,147 for the three months ended June 30, 2014 due to reduced sales during the current period.

Cost of Goods Sold

Cost of goods sold decreased to $12,675 for the three months ended June 30, 2015, compared to $17,283 for the comparable period in 2014 due to reduced sales during the current period.

Gross Profit

Gross profit decreased to $15,008 for the three months ended June 30, 2015, compared to $17,864 for the three months ended June 30, 2014. This was a result of a decline in sales during the current period.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $115,844 and $129,685 for the three months ended June 30, 2015 and ended  2014, respectively. The decrease was due to a reduction in professional fees.

Interest Expense

Interest expense decreased from $223,088 for the three months ended June 30, 2014 to $26,093 for the three months ended June 30, 2015. Interest expense for the three months ended June 30, 2015 included amortization of discount on convertible notes payable in the amount of $15,909, compared to $216,176 for the comparable period of 2014. The remaining amount is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $136,929 for the three months ended June 30, 2015 as compared to $374,909 for the comparable period of 2014. The decrease in the net loss was driven by the decline in interest expense.

Liquidity and Capital Resources

At June 30, 2015, we had cash on hand of $2,740. The Company had negative working capital of $513,274 . Net cash used in operating activities for the three months ended June 30, 2015 was $65,892. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to obtain funds when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of June 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of June 30, 2015, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of June 30, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

Change in Internal Controls Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to have a material effect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the three months ended June 30, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company has not defaulted upon senior securities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to the Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

14	Code of Ethics (1)

21	Subsidiaries of the registrant (2)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer and principal financial and account officer. (2)

32.1	Section 1350 Certification of principal executive officer and principal financial accounting officer. (2)

101	XBRL data files of Financial Statement and Notes contained in this Quarterly Report on Form 10-Q. (3),(4)

__________

(1)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on September 23, 2010.

(2)	Filed or furnished herewith.

(3)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

(4)	To be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Rainbow Coral Corp.

Date: August 19, 2015	BY: /s/ Kimberly Palmer
Kimberly Palmer
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.