Form 10-K/A
period 2015-03-31
Rainbow Coral Corp.
filed 2015-09-11
CIK 1499790

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the year ended March 31, 2015 (“Form 10-K”) is to submit Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to our Form 10-K for the year ended March 31, 2015, filed with the Securities and Exchange Commission on July 15, 2015.

Additionally, we corrected two typographical errors as follows:

1)   In Note 9. Stockholders’ Equity on page 23, in the first paragraph, the last sentence has been corrected from “500 million shares” to “480 million shares”.

2)   In Note 11. Business Segments on page 24, in the first table under the caption “Results of Operations”. The line item labeled “GENERAL AND ADMINISTRATIVE EXPENSE” has been corrected to “OPERATING EXPENSES”

RAINBOW CORAL CORP.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

Note 9. Stockholders’ Equity

On May 29, 2015, the Company reincorporated from Florida to Nevada. The Company’s board of directors and majority shareholder consented to the reincorporation. Each of our shareholders on the record date received one share of the Nevada Company’s common stock for each 100 shares of common stock they own in the Florida company. The information contained herein gives retroactive effect to the stock split for all periods presented.  Fractional shares were rounded up to the next whole share, and each shareholder received at least five shares.  Following the reincorporation, the Company is authorized to issue 480 million shares of common stock and 20 million shares of preferred stock, each with a par value of $0.001 per share.

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

OPERATING EXPENSES
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

The Company’s principal accountant did not engage any other persons or firms other than the principal accountant’s full-time, permanent employees.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

14	Code of Ethics (2)

21	Subsidiaries of the Registrant (3)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer (3)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and Chief Financial Officer (3)

101	XBRL Interactive Data (3) (4)

______________

(1)	Incorporated by reference to our Form DEF 14A filed with the Securities and Exchange Commission on March 4, 2015.

(2)	Incorporated by reference to our Form S-1 filed with the Securities and Exchange Commission on September 23, 2010.

(3)	Filed or furnished herewith.

(4)	In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 11, 2015	BY: /s/ Kimberly Palmer
Kimberly Palmer
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.