Form 10-Q/A
period 2015-06-30
Rainbow Coral Corp.
filed 2015-09-11
CIK 1499790

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2015 (“Form 10-Q”) is to submit Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Interactive Data Files relating to our Form 10-Q for the period ended June 30, 2015, filed with the Securities and Exchange Commission on August 19, 2015.

Additionally, we corrected three typographical errors as follows:

1)   In Note 3. Summary of Significant Accounting Policies on page 9, under the caption “Cash and Cash Equivalents”, the value for cash and cash equivalents at March 31, 2015 has been corrected from “$5,780” to “$5,180”.

2)   In Note 7. Stockholders’ Equity on page 13, in the first paragraph, the last sentence has been corrected from “500 million shares” to “480 million shares”.

3)   In Note 9. Business Segments on page 13, in the first table under the caption “Results of Operations”. The line item labeled “GENERAL AND ADMINISTRATIVE EXPENSE” has been corrected to “OPERATING EXPENSES”

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

Cash and Cash Equivalents

For the purpose of the financial statements, cash equivalents include all highly liquid investments with maturity of three months or less. Cash and cash equivalents were $2,740 and $5,180 at June 30, 2015 and March 31, 2015, respectively.

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

OPERATING EXPENSES
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