Form 10-Q
period 2015-09-30
Rainbow Coral Corp.
filed 2015-11-16
CIK 1499790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 0-55076

RAINBOW CORAL CORP.

(Exact name of registrant as specified in its charter)

Nevada	27-3247562
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

871 Coronado Center Dr, Suite 200 Henderson, Nevada	89052
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: 702-940-2345

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 3, 2015, 10,248,782 shares of common stock are issued and outstanding.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Rainbow Coral Corp., a Nevada corporation.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAINBOW CORAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2015	March 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,826	$5,180
Prepaid expenses	—	1,095
Inventory	2,623	1,139
Total current assets	4,449	7,414

Fixed assets net of accumulated depreciation of $3,914 and $2,795, respectively	2,795	3,914
Security deposits	350	—
TOTAL ASSETS	$7,594	$11,328

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$202,406	$274,684
Related party advances payable	189,104	165,214
Current portion of convertible notes payable, net of discount of $78,237 and $0, respectively.	10,936	—
Short-term notes payable	1,359	13,734
Current portion of long-term notes payable	13,003	—
Current portion of accrued interest payable	8,202	—
Total current liabilities	425,010	453,632

Convertible notes payable, net of discount of $412,914 and $237,643, respectively	42,359	164,238
Notes payable	31,741	37,352
Accrued interest payable	10,384	14,127
TOTAL LIABILITIES	509,494	669,349

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value; 480,000,000 shares authorized; 9,912,332 shares and 342,107 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	9,912	342
Preferred Stock, $0.001 stated value; 20,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	1,000	—
Additional paid-in capital	3,906,730	3,264,425
Accumulated deficit	(4,419,542)	(3,922,788)
Total stockholders’ deficit	(501,900)	(658,021)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,594	$11,328

The accompanying notes are an integral part of these unaudited financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014

REVENUE	$56,347	$71,321	$28,664	$36,174
COST OF GOODS SOLD	24,914	37,735	12,239	20,452

GROSS PROFIT	31,433	33,586	16,425	15,722

OPERATING EXPENSES
Expenses related to joint ventures and business development activities	15,000	60,000	5,000	20,000
General and administrative expenses	426,765	270,931	310,921	141,246
Total operating expenses	441,765	330,931	315,921	161,246

LOSS FROM OPERATIONS	(410,332)	(297,345)	(299,496)	(145,524)

OTHER INCOME (EXPENSE)
Interest expense	(86,422)	(238,692)	(60,329)	(15,604)
Total other income (expense)	(86,422)	(238,692)	(60,329)	(15,604)

NET LOSS	$(496,754)	$(536,037)	$(359,825)	$(161,128)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.09)	$(1.96)	$(0.04)	$(0.56)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING – Basic and diluted	5,635,834	272,889	8,633,830	288,680

On May 29, 2015, the Company effected a one-for-100 reverse stock split. All share and per share amounts have been restated to reflect the reverse split.

The accompanying notes are an integral part of these unaudited financial statements.

RAINBOW CORAL CORP.

STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE, March 31, 2015	342,107	$342	—	$—	$3,264,425	$(3,922,788)	$(658,021)

Shares issued for conversion of notes payable	9,565,544	9,566	—	—	181,745	—	191,311
Discount on issuance of convertible note payable	—	—	—	—	321,564	—	321,564
Preferred stock issued for control	—	—	1,000,000	1,000	139,000	—	140,000
Share rounding on reverse split	4,681	4	—	—	(4)	—	—
Net loss	—	—	—	—	—	(496,754)	(496,754)

BALANCE, September 30, 2015	9,912,332	$9,912	1,000,000	$1,000	$3,906,730	$(4,419,542)	$(501,900)

On May 29, 2015, the Company effected a one-for-100 reverse stock split. All share and per share amounts have been restated to reflect the reverse split.

The accompanying notes are an integral part of these unaudited financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(496,754)	$(536,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	68,056	226,359
Depreciation	1,119	2,520
Preferred stock issued for control	140,000	—
Changes in operating assets and liabilities:
Inventory	(1,484)	1,298
Prepaid expenses	1,095	(4,403)
Security deposits	(350)	—
Accounts payable and accrued liabilities	(72,278)	91,642
Accrued interest payable	16,771	12,334
NET CASH USED IN OPERATING ACTIVITIES	(343,825)	(206,287)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	321,564	143,113
Proceeds from related party advance	23,890	11,004
Proceeds from issuance of notes payable	—	4,660
Repayments of notes payable	(4,983)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	340,471	158,777

NET INCREASE (DECREASE) IN CASH	(3,354)	(47,510)

CASH, at the beginning of the period	5,180	65,373

CASH, at the end of the period	$1,826	$17,863

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$—	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of advances into convertible notes payable	$321,564	$292,566
Beneficial conversion discount on convertible note payable	$321,564	$292,566
Conversion of convertible notes payable.	$191,311	$243,322

The accompanying notes are an integral part of these unaudited financial statements.

RAINBOW CORAL CORP.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

Note 1. General Organization and Business

Rainbow Coral Corp. (the “Company”), a Nevada corporation, was incorporated on August 13, 2010. The Company’s year-end is March 31.

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

On May 5, 2015, we reincorporated from Florida to Nevada. On May 29, 2015, each shareholder received one share in the Nevada company for each 100 shares they held in the Florida company. Fractional shares were rounded up, and each shareholder received at least five shares. The executive officers and directors of the Nevada company are unchanged from the executive officers and directors of the Florida company. All share and per share amounts have been retroactively restated to reflect the reverse split.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the six months ended September 30, 2015, the Company had a net loss of $496,754 and negative cash flow from operating activities of $343,825. As of September 30, 2015, the Company had negative working capital of $420,561. Management does not anticipate having positive cash flow from operations in the near future.

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

Note 3. Summary of Significant Accounting Policies

Interim Financial Statements

The accompanying these unaudited financial statements have been prepared in accordance with accounting principles generally accepted accounting in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the fiscal year ended March 31, 2015 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the six month period ended September 30, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 2016.

Basis of Presentation

The consolidated financial statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The financial statements have been prepared using the accrual basis of accounting in accordance with GAAP.

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

Note 4. Convertible Notes Payable

During the six months ended September 30, 2015, Vista View Ventures, Inc. (“Vista View”) advanced $321,564 to the Company for working capital. Vista View paid the advances to KMDA, and subsequently KMDA paid them to the Company on behalf of Vista View. These advances are typically memorialized into a convertible note payable on a quarterly basis as discussed below.

Convertible notes payable consist of the following as of September 30, 2015 and March 31, 2015:

	September 30, 2015	March 31, 2015
Convertible note dated June 30, 2014, bearing interest at 10% per annum, maturing June 30, 2016 and convertible into shares of common stock at $0.02 per share	9,040	62,980
Convertible note dated September 30, 2014, bearing interest at 10% per annum, maturing September 30, 2016 and convertible into shares of common stock at $0.01 per share	80,133	80,133
Convertible note dated December 31, 2014, bearing interest at 10% per annum, maturing December 31, 2016 and convertible into shares of common stock at $0.01 per share	94,074	94,074
Convertible note dated December 31, 2014, bearing interest at 10% per annum, maturing December 31, 2016 and convertible into shares of common stock at $0.02 per share.	—	125,059
Convertible note dated March 31, 2015, bearing interest at 10% per annum, maturing March 31, 2017 and convertible into shares of common stock at $0.007 per share	39,635	39,635
Convertible note dated June 30, 2015, bearing interest at 10% per annum, maturing June 30, 2017 and convertible into shares of common stock at $0.25 per share.	54,006	—
Convertible note dated September 30, 2015, bearing interest at 10% per annum, maturing September 30, 2018, and convertible into shares of common stock at $0.25 per share.	267,558	—
Total convertible notes payable	$544,446	$401,881

Less: current portion of convertible notes payable	(89,173)	—
Less: discount on convertible notes payable	(412,914)	(237,643)
Noncurrent convertible notes payable, net of discount	$42,359	$164,238

Current portion of convertible notes payable	89,173	—
Less: discount on current portion of convertible notes payable	(78,237)	—
Current portion of convertible notes payable, net of discount	$10,936	$—

Convertible notes issued

During the six months ended September 30, 2015, the Company signed Convertible Promissory Notes totaling $321,564 with Vista View Ventures, Inc. that memorialize non-interest bearing periodic advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable along with accrued interest at maturity. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder. The holder of the notes may not convert the convertible promissory note into common stock if that conversion would result in the holder owning more than 4.99% of the Company’s outstanding common stock on the conversion date. The convertible note dated December 31, 2014 in the original principal amount of $125,059 is completely convertible at the option of the holder without a limitation on ownership.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Note Amount
June 30, 2015	June 30, 2017	10%	$0.25	$54,006
September 30, 2015	September 30, 2018	10%	0.25	267,558
Total				$321,564

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized a discount for the beneficial conversion features of $321,564, in aggregate, on the date the notes were signed. We amortize the discounts for the notes dated June 30, 2015 and September 30, 2015 at effective interest rate of 277.49% and 222.23%, respectively. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the convertible notes payable. The discount to the convertible notes payable will be amortized to interest expense over the life of the notes. During the six months ended September 30, 2015 and 2014, the Company amortized discounts on convertible notes payable of $68,056 and $226,359, respectively, to interest expense.

Conversions to Common Stock

During six months ended September 30, 2015, Essen Enterprises, Inc. (“Essen”), the original payee of the Convertible Note Payable dated December 31, 2014 elected to convert principal and accrued interest in the amounts shown below into share of common stock at a rate of $0.02 per share. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Shares of Common Stock Issued
June 1, 2015	$130,267	6,513,344
Total	$130,267	6,513,344

As a result of this conversion, Essen became a significant shareholder of the Company.

Vista View Ventures Inc. periodically sells or assigns a portion of its interest in the outstanding principal and interest of the Convertible Note Payable dated June 30, 2014 to three unrelated entities in accordance with the existing terms of the note. During the six months ended September 30, 2015, Montego Blue Enterprises Corporation, THM Consulting Corp., and Jaxon Group Corp. received assignments of $16,540, $8,795 and $11,029, respectively. All of the debt assigned was converted into shares of common stock and is included in the table below.

During six months ended September 30, 2015, the holders of the Convertible Note Payable dated June 30, 2014 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.02 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Shares of Common Stock Issued
June 5, 2015	$13,600	680,000
July 8, 2015	1,400	70,000
July 16, 2015	7,520	376,000
July 22, 2015	3,220	161,000
July 23, 2015	995	49,750
July 24, 2015	4,920	246,000
August 3, 2015	2,200	110,000
August 11, 2015	3,860	193,000
August 18, 2015	2,040	102,000
August 26, 2015	4,280	214,000
September 11, 2015	5,560	278,000
September 24, 2015	4,000	200,000
September 29, 2015	7,449	372,450
Total	$61,044	3,052,200

In connection with the one-for-100 reverse common stock split on May 29, 2015, the conversion rates of the outstanding convertible notes payable were not modified. As a result, in the event all potentially issuable shares were converted, the holders of the existing notes at September 30, 2015 would be issued 26,615,514 shares of common stock representing approximately 99% of the Company’s total shares outstanding on an if-converted basis. The holders of the notes are limited to holding no greater than 4.99% of the common stock at any time.

Note 5. Long-term Notes Payable

On December 30, 2013, we entered into a promissory note for $50,000 with a third party bearing interest at 5% per annum. Under the terms of the note payable, the Company is required to pay the note payable beginning on January 1, 2015 and over a period of 4 years. At September 30, 2015 and March 31, 2015, we owed the noteholder $44,744 and $48,150, respectively.

During the year ended March 31, 2015, we entered into a promissory note for $5,000 with a third party bearing interest at 5% per annum. Under the terms of the note payable, we are required to repay the note in twenty-six equal monthly installments beginning in October 2014. At September 30, 2015 and March 31, 2015, we owed the noteholder $1,359 and $2,936, respectively.

Note 6. Related Party Transactions

During the six months ended September 30, 2015, Mr. Foxwell, the president of Father Fish, advanced $23,890 to our subsidiary, Father Fish, for working capital. As of September 30, 2015 and March 31, 2015, related party advances payable to Mr. Foxwell totaled $189,104 and $165,214, respectively. The advances bear no interest and are due on demand.

On July 22, 2015, we issued 1,000,000 shares of Series E Preferred stock to Essen Enterprises. See Note 7.

During the six months ended September 30, 2015 and 2014, we paid Kimberly Palmer consulting fees of $30,962 and $32,500, respectively, for her services as CEO.

Services Provided by KM Delaney & Assoc.

During the six months ended September 30, 2015 and 2014, KM Delaney & Assoc. (“KMDA”) has provided office space and certain administrative functions to us. The services provide include a furnished executive suite, use of office equipment and supplies, accounting and bookkeeping services, treasury and cash management services, financial reporting, and other support staffing requirements. As part of the services provided to the Company, KMDA receives the advances from the lender (See note 4.) and disburses those funds to us. During the six months ended September 30, 2015 and 2014, KMDA billed us $108,000 and $89,958, respectively, for those services. As of September 30, 2015 and March 31, 2015, we owed KMDA $361,589 and $266,335, respectively. These amounts are included in accounts payable and accrued liabilities on the balance sheet.

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

At September 30, 2015, the Company had 26,615,514 potentially issuable common shares with exercise prices ranging from $0.007 per share to $0.25 per share. The exercise prices of the convertible debt were not modified as a result of the reincorporation and the stock split. See Note 5.

Preferred Stock

On July 22, 2015, we issued 1,000,000 shares of Series E Preferred stock to Essen Enterprises, Inc (“Essen”). The beneficial owner of Essen is Filipp Korolev. On that date, Essen owned 6,513,344 shares of our common stock, which constituted 63.55% of our outstanding common shares. The Series E Preferred stock is subordinate to our common stock and does not participated in dividends or equity distributions. The series E preferred stock has ⅔ voting control of the company. The shares were issued so that Essen could retain stable control of the Company, which could have been lost as a result of expected issuance of common stocks resulting from conversion of our convertible notes. These shares were valued at $140,000 which was the estimated market value of the Series E Preferred Stock on the date of the transaction. The market value was determined by estimating the market value of the controlling interest in a public company.

Conversion of shares

During six months ended September 30, 2015, the holders of our convertible notes elected to convert principal and accrued interest of $191,311 into 9,565,544 shares of common stock.

Note 8. Business Segments

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

The results of operations and financial position of the two reportable operating segments and corporate were as follows:

Results of Operations:

	Six months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014

REVENUE
Aquarium and aquarium supplies	$56,347	$71,321	$28,664	$36,174
Medical technology	—	—	—	—
Corporate	—	—	—	—
	$56,347	$71,321	$28,664	$36,174

GROSS PROFIT
Aquarium and aquarium supplies	$31,433	$33,586	$16,425	$15,722
Medical technology	—	—	—	—
Corporate	—	—	—	—
	$31,433	$33,586	$16,425	$15,722

GENERAL AND ADMINISTRATIVE EXPENSE
Aquarium and aquarium supplies	$47,573	$59,474	$26,610	$31,696
Medical technology	15,000	60,000	5,000	20,000
Corporate	379,192	211,457	284,311	109,550
	$441,765	$330,931	$315,921	$161,246

Corporate operating expense includes general and administrative costs not allocated to operating segments.

	September 30, 2015	March 31, 2015

TOTAL ASSETS
Aquarium and aquarium supplies	$6,666	$6,800
Medical technology	—	—
Corporate	928	4,528
	$7,594	$11,328

Note 9. Subsequent Events

On October 1, 2015, the holders of the convertible promissory note dated June 30, 2014, converted $5,940 of principal and accrued interest into 297,000 shares of common stock.

On October 8, 2015, the holder of the convertible promissory noted dated June 30, 2014, converted $789 of principal and accrued interest into 39,450 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Rainbow Coral Corp. (the “Company”), a Nevada corporation, was incorporated on August 13, 2010. The Company’s year-end is March 31.

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

On May 5, 2015, we reincorporated from Florida to Nevada. On May 29, 2015, each shareholder received one share in the Nevada company for each 100 shares they held in the Florida company. Fractional shares were rounded up, and each shareholder received at least five shares. The executive officers and directors of the Nevada company are unchanged from the executive officers and directors of the Florida company. All share and per share amounts have been retroactively restated to reflect the reverse split.

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

Results of Operations

Six months ended September 30, 2015 compared to the six months ended September 30, 2014.

Revenue

Revenue decreased to $56,347 for the six months ended September 30, 2015, compared to $71,321 for the six months ended September 30, 2014 due to slower sales during the current period.

Cost of Goods Sold

Cost of goods sold decreased to $24,914 for the six months ended September 30, 2015, compared to $37,735 for the comparable period in 2014 due to slower sales during the current period.

Gross Profit

Gross profit decreased to $31,433 for the six months ended September 30, 2015, compared to $33,586 for the six months ended September 30, 2014. This was a result of the decline in sales partially offset by the decline in cost of goods sold during the current period.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $426,765 and $270,931 for the six months ended September 30, 2015 and 2014, respectively. The increase was driven by the issuance of Series E Preferred stock for services, which were valued at $140,000.

Interest Expense

Interest expense decreased from $238,692 for the six months ended September 30, 2014 to $86,422 for the six months ended September 30, 2015. Interest expense for the six months ended September 30, 2015 included amortization of discount on convertible notes payable in the amount of $68,056, compared to $226,359 for the comparable period of 2014. The remaining amount is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $496,754 for the six months ended September 30, 2015 as compared to $536,037 for the comparable period of 2014. The decrease in the net loss was drive by the decline in interest expense.

Three months ended September 30, 2015 compared to the three months ended September 30, 2014.

Revenue

Revenue decreased to $28,664 for the three months ended September 30, 2015, compared to $36,174 for the three months ended September 30, 2014 because a decline in sales at our retail fish store.

Cost of Goods Sold

Cost of goods sold decreased to $12,239 for the three months ended September 30, 2015, compared to $20,452 for the comparable period in 2014 due to a lower sales at our fish store.

Gross Profit

Gross profit increased to $16,425 for the three months ended September 30, 2015, compared to $15,722 for the three months ended September 30, 2014 as a result of lower sales at our retail fish store.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $310,921 and $141,246 for the three months ended September 30, 2015 and 2014, respectively. This is a primarily due to the issuance of Series E Preferred stock for services valued at $140,000 during the current quarter.

Interest Expense

Interest expense decreased from $15,604 for the three months ended September 30, 2014 to $60,329 for the three months ended September 30, 2015. Interest expense for the three months ended September 30, 2015 included amortization of discount on convertible notes payable in the amount of $52,147, compared to $10,183 for the comparable period of 2014. The remaining amount is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $359,825 for the three months ended September 30, 2015 as compared to $161,128 for the comparable period of 2014. The increase in the net loss was primarily the result of the issuance of Series E Preferred shares valued at $140,000, in return for services.

Liquidity and Capital Resources

At September 30, 2015, we had cash on hand of $1,826. The company has negative working capital of $420,561 . Net cash used in operating activities for the six months ended September 30, 2015 was $343,825. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of September 30, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of September 30, 2015, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of September 30, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the six months ended September 30, 2015.

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

Rainbow Coral Corp.

Date: November 16, 2015	BY: /s/ Kimberly Palmer
Kimberly Palmer
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.