Form 10-Q
period 2015-12-31
Rainbow Coral Corp.
filed 2016-02-19
CIK 1499790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

or

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 3, 2016, 10,560,200 shares of common stock are issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RAINBOW CORAL CORP.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2015	March 31, 2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,372	$5,180
Prepaid expenses	—	1,095
Inventory	2,736	1,139
Total current assets	4,108	7,414

Fixed assets net of accumulated depreciation of $4,473 and $2,795, respectively	2,236	3,914
Security deposits	350	—
TOTAL ASSETS	$6,694	$11,328

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$229,882	$274,684
Bank overdraft	284	—
Related party advances payable	201,005	165,214
Current portion of convertible notes payable, net of discount of $116,664 and $0, respectively.	59,865	—
Short-term notes payable	844	13,734
Current portion of long-term notes payable	13,079	—
Current portion of accrued interest payable	17,574	—
Total current liabilities	522,533	453,632

Convertible notes payable, net of discount of $449,371 and $237,643, respectively	14,173	164,238
Notes payable	28,201	37,352
Accrued interest payable	12,452	14,127
TOTAL LIABILITIES	577,359	669,349

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common Stock, $0.001 par value; 480,000,000 shares authorized; 10,440,782 shares and 342,106 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	10,441	342
Preferred Stock, $0.001 stated value; 20,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	1,000	—
Additional paid-in capital	4,017,194	3,264,425
Accumulated deficit	(4,599,300)	(3,922,788)
Total stockholders’ deficit	(570,665)	(658,021)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,694	$11,328

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine months ended December 31,		Three months ended December 31,
	2015	2014	2015	2014

REVENUE	$84,387	$99,503	$28,040	$28,182
COST OF GOODS SOLD	34,097	48,327	9,183	10,592

GROSS PROFIT	50,290	51,176	18,857	17,590

OPERATING EXPENSES
Expenses related to joint ventures and business development activities	15,000	70,000	—	10,000
General and administrative expenses	583,814	408,144	157,049	137,213
Total operating expenses	598,814	478,144	157,049	147,213

LOSS FROM OPERATIONS	(548,524)	(426,968)	(138,192)	(129,623)

OTHER INCOME (EXPENSE)
Interest expense	(127,988)	(360,550)	(41,566)	(121,858)
Total other income (expense)	(127,988)	(360,550)	(41,566)	(121,858)

NET LOSS	$(676,512)	$(787,518)	$(179,758)	$(251,481)

NET LOSS PER COMMON SHARE – Basic and diluted	$(0.09)	$(2.71)	$(0.02)	$(0.77)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING: Basic and diluted	7,183,130	290,241	10,260,906	325,418

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

STATEMENT OF STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Series E Preferred Stock		Additional Paid In	Accumulated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

BALANCE, March 31, 2015	342,106	$342	—	$—	$3,264,425	$(3,922,788)	$(658,021)

Shares issued for conversion of notes payable	10,093,994	10,094	—	—	189,865	—	199,959
Discount on issuance of convertible note payable	—	—	—	—	423,909	—	423,909
Preferred stock issued for control	—	—	1,000,000	1,000	139,000	—	140,000
Share rounding on reverse split	4,682	5	—	—	(5)	—	—
Net loss	—	—	—	—	—	(676,512)	(676,512)

BALANCE, December 31, 2015	10,440,782	$10,441	1,000,000	$1,000	$4,017,194	$(4,599,300)	$(570,665)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

RAINBOW CORAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(676,512)	$(787,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of discount on convertible note payable	95,517	343,385
Depreciation	1,678	3,780
Preferred stock issued for control	140,000	—
Changes in operating assets and liabilities:
Inventory	(1,597)	(3,073)
Prepaid expenses	1,095	491
Security deposits	(350)	—
Accounts payable and accrued liabilities	(44,802)	128,616
Accrued interest payable	30,141	17,165
NET CASH USED IN OPERATING ACTIVITIES	(454,830)	(297,154)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances	423,909	237,187
Proceeds from related party advances	35,791	21,926
Proceeds from issuance of notes payable	—	3,930
Repayments of notes payable	(8,962)	—
Bank overdraft	284	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	451,022	263,043

NET DECREASE IN CASH	(3,808)	(34,111)

CASH, at the beginning of the period	5,180	65,373

CASH, at the end of the period	$1,372	$31,262

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$(2,330)	$—
Taxes	$—	$—

Noncash investing and financing transaction:
Refinance of accounts payable into convertible notes payable	$—	$125,059
Refinance of advances into convertible notes payable	$423,909	$386,640
Beneficial conversion discount on convertible note payable	$423,909	$360,299
Conversion of convertible notes payable.	$199,959	$369,322

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

The Company suspended payments to N3D in May 2012 because of their delay in reaching certain milestones in the commercialization process. The Company wrote off the investment in full due to the uncertainty about whether the carrying amount is recoverable. During the nine months ended December 31, 2015, the Company paid and expensed $10,000 with N3D.

On February 1, 2013, the Company entered into a joint venture agreement with TheraKine Ltd. (“TheraKine”) in order to explore potential business opportunities to exploit TheraKine’s drug delivery technologies. TheraKine is the developer of a revolutionary, sustained-release drug delivery platform that could soon make local delivery of biologic agents and small molecules safer, more effective, and more convenient than ever before. During the nine months ended December 31, 2015, the Company made no payments toward this joint venture.

Note 2. Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended December 31, 2015, the Company had a net loss of $676,512 and negative cash flow from operating activities of $454,830. As of December 31, 2015, the Company had negative working capital of $518,425. Management does not anticipate having positive cash flow from operations in the near future.

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

The results of operations for the nine month period ended December 31, 2015 are not necessarily indicative of the results to be expected for the full fiscal year ending March 31, 2016.

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

Note 4. Convertible Notes Payable

During the nine months ended December 31, 2015, Vista View Ventures, Inc. (“Vista View”) advanced $423,909 to the Company for working capital. Vista View paid the advances to KMDA, and subsequently KMDA paid them to the Company on behalf of Vista View. These advances are typically memorialized into a convertible note payable on a quarterly basis as discussed below.

Convertible notes payable consist of the following as of December 31, 2015 and March 31, 2015:

	December 31, 2015	March 31, 2015
Convertible note dated June 30, 2014, bearing interest at 10% per annum, maturing June 30, 2016 and convertible into shares of common stock at $0.02 per share	2,322	62,980
Convertible note dated September 30, 2014, bearing interest at 10% per annum, maturing September 30, 2016 and convertible into shares of common stock at $0.01 per share	80,133	80,133
Convertible note dated December 31, 2014, bearing interest at 10% per annum, maturing December 31, 2016 and convertible into shares of common stock at $0.01 per share	94,074	94,074
Convertible note dated December 31, 2014, bearing interest at 10% per annum, maturing December 31, 2016 and convertible into shares of common stock at $0.02 per share.	—	125,059
Convertible note dated March 31, 2015, bearing interest at 10% per annum, maturing March 31, 2017 and convertible into shares of common stock at $0.007 per share	39,635	39,635
Convertible note dated June 30, 2015, bearing interest at 10% per annum, maturing June 30, 2017 and convertible into shares of common stock at $0.25 per share.	54,006	—
Convertible note dated September 30, 2015, bearing interest at 10% per annum, maturing September 30, 2018, and convertible into shares of common stock at $0.25 per share.	267,558	—
Convertible note dated December 31, 2015, bearing interest at 10% per annum, maturing December 31, 2018 and convertible into shares of common stock at $0.09 per share	102,345	—
Total convertible notes payable	$640,073	$401,881

Less: current portion of convertible notes payable	(176,529)	—
Less: discount on convertible notes payable	(449,371)	(237,643)
Convertible notes payable, net of discount	$14,173	$164,238

Current portion of convertible notes payable	176,529	—
Less: discount on current portion of convertible notes payable	(116,664)	—
Current portion of convertible notes payable, net of discount	$59,865	$—

Convertible notes issued

During the nine months ended December 31, 2015, the Company signed Convertible Promissory Notes totaling $423,909 with Vista View Ventures, Inc. that memorialize non-interest bearing periodic advances into convertible notes payable. The Convertible Promissory Notes bear interest at 10% per annum and are payable along with accrued interest at maturity. The Convertible Promissory Note and unpaid accrued interest are convertible into common stock at the option of the holder. The holder of the notes may not convert the convertible promissory note into common stock if that conversion would result in the holder owning more than 4.99% of the Company’s outstanding common stock on the conversion date.

Date Issued	Maturity Date	Interest Rate	Conversion Rate	Note Amount
June 30, 2015	June 30, 2017	10%	$0.25	$54,006
September 30, 2015	September 30, 2018	10%	0.25	267,558
December 31, 2015	December 31, 2018	10%	0.09	102,345
Total				$423,909

The Company evaluated the terms of the notes in accordance with ASC Topic No. 815 – 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. We determined that the conversion features did not meet the definition of a liability and therefore did not bifurcate the conversion feature and account for it as a separate derivative liability. We evaluated the conversion features for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the notes and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, we recognized a discount for the beneficial conversion features of $423,909, in aggregate, on the date the notes were signed. We amortize the discounts for the notes dated June 30, 2015; September 30, 2015 and December 31, 2015 at effective interest rate of 277.49%; 222.23% and 224.88%, respectively. The beneficial conversion feature was recorded as an increase in additional paid-in capital and a discount to the convertible notes payable. The discount to the convertible notes payable will be amortized to interest expense over the life of the notes. During the nine months ended December 31, 2015 and 2014, the Company amortized discounts on convertible notes payable of $95,517 and $343,385, respectively, to interest expense.

Conversions to Common Stock

During the nine months ended December 31, 2015, Essen Enterprises, Inc. (“Essen”), the original payee of the Convertible Note Payable dated December 31, 2014 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.02 per share. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Shares of Common Stock Issued
June 1, 2015	$130,267	6,513,344
Total	$130,267	6,513,344

As a result of this conversion, Essen became a significant shareholder of the Company.

During the nine months ended December 31, 2015, the holders of the Convertible Note Payable dated June 30, 2014 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.02 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Shares of Common Stock Issued
June 5, 2015	$13,600	680,000
July 8, 2015	1,400	70,000
July 16, 2015	7,520	376,000
July 22, 2015	3,220	161,000
July 23, 2015	995	49,750
July 24, 2015	4,920	246,000
August 3, 2015	2,200	110,000
August 11, 2015	3,860	193,000
August 18, 2015	2,040	102,000
August 26, 2015	4,280	214,000
September 11, 2015	5,560	278,000
September 24, 2015	4,000	200,000
September 29, 2015	7,449	372,450
October 1, 2015	5,940	297,000
October 8, 2015	789	39,450
Total	$67,773	3,388,650

During the nine months ended December 31, 2015, the holders of the Convertible Note Payable dated September 30, 2014 elected to convert principal and accrued interest in the amounts show below into share of common stock at a rate of $0.01 per share. On the conversion date, the unamortized discount related to the principal amount converted was immediately amortized to interest expense. No gain or loss was recognized on the conversions as they occurred within the terms of the agreement that provided for conversion.

Date	Amount Converted	Shares of Common Stock Issued
December 22, 2015	$1,920	192,000
Total	$1,920	192,000

In connection with the 1 for 100 reverse common stock split on May 29, 2015, the conversion rates of the outstanding convertible notes payable were not modified. As a result, in the event all potentially issuable shares were converted, the holders of the existing notes at December 31, 2015 would be issued 27,841,559 shares of common stock representing approximately 99% of the Company’s total shares outstanding on an if-converted basis. The holders of the notes are limited to holding no greater than 4.99% of the common stock at any time.

Note 5. Long-term Notes Payable

On December 30, 2013, we entered into a promissory note for $50,000 with a third party bearing interest at 5% per annum. Under the terms of the note payable, the Company is required to pay the note payable beginning on January 1, 2015 and over a period of 4 years. At December 31, 2015 and March 31, 2015, we owed the noteholder $41,280 and $48,150, respectively.

During the year ended March 31, 2015, we entered into a promissory note for $5,000 with a third party bearing interest at 5% per annum. Under the terms of the note payable, we are required to repay the note in twenty-six equal monthly installments beginning October 2014. At December 31, 2015 and March 31, 2015, we owed the noteholder $844 and $2,936, respectively.

Note 6. Related Party Transactions

During the nine months ended December 31, 2015 and 2014, the Company paid consulting fees of $47,115 and $49,500, respectively, to Kimberly Palmer for her services as CEO of the Company.

During the nine months ended December 31, 2015, Mr. Foxwell, the president of Father Fish, advanced $35,791 to our subsidiary, Father Fish, for working capital. As of December 31, 2015 and March 31, 2015, related party advances payable to Mr. Foxwell totaled $201,005 and $165,214, respectively. The advances bear no interest and are due on demand.

On July 22, 2015, we issued 1,000,000 shares of Series E Preferred stock to Essen Enterprises. See Note 7.

Services Provided by KM Delaney & Assoc.

During the nine months ended December 31, 2015 and 2014, KM Delaney & Assoc. (“KMDA”) has provided office space and certain administrative functions to us. The services provide include a furnished executive suite, use of office equipment and supplies, accounting and bookkeeping services, treasury and cash management services, financial reporting, and other support staffing requirements. As part of the services provided to the Company, KMDA receives the advances from the lender (See note 4.) and disburses those funds to us. During the nine months ended December 31, 2015 and 2014, KMDA billed us $142,881 and us $127,264, respectively, for those services. As of December 31, 2015 and March 31, 2015, we owed KMDA $174,760 and $245,365, respectively. These amounts are included in accounts payable and accrued liabilities on the balance sheet.

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

At December 31, 2015, the Company had 26,014,935 potentially issuable common shares with exercise prices ranging from $0.09 per share to $0.25 per share. The exercise prices of the convertible debt were not modified as a result of the reincorporation and the stock split. See Note 5.

Preferred Stock

On July 22, 2015, we issued 1,000,000 shares of Series E Preferred stock to Essen Enterprises, Inc (“Essen”). The beneficial owner of Essen is Filipp Korolev. On that date, Essen owned 6,513,344 shares of our common stock, which constituted 63.55% of our outstanding common shares. The Series E Preferred stock is subordinate to our common stock and does not participate in dividends or equity distributions. The Series E preferred stock has ⅔ voting control of the company. The shares were issued so that Essen could retain stable control of the Company, which could have been lost as a result of expected issuance of common stocks resulting from conversion of our convertible notes. These shares were valued at $140,000 which was the estimated market value of the Series E Preferred Stock on the date of the transaction. The market value was determined by estimating the market value of the controlling interest in a public company.

Conversion of shares

During the nine months ended December 31, 2015, the holders of our convertible notes elected to convert principal and accrued interest of  $199,959 into 10,093,994 shares of common stock.

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

The results of operations and financial position of the two reportable operating segments and corporate were as follows:

Results of Operations:

	Nine months ended December 31,		Three months ended December 31,
	2015	2014	2015	2014

REVENUE
Aquarium and aquarium supplies	$84,387	$99,503	$28,040	$28,182
Medical technology	—	—	—	—
Corporate	—	—	—	—
	$84,387	$99,503	$28,040	$28,182

GROSS PROFIT
Aquarium and aquarium supplies	$50,290	$51,176	$18,857	$17,590
Medical technology	—	—	—	—
Corporate	—	—	—	—
	$50,290	51,176	$18,857	17,590

GENERAL AND ADMINISTRATIVE EXPENSE
Aquarium and aquarium supplies	$72,827	$83,376	$25,254	$23,902
Medical technology	15,000	70,000	—	10,000
Corporate	510,987	324,768	131,795	113,311
	$598,814	$478,144	$157,049	$147,213

Corporate operating expense includes general and administrative costs not allocated to operating segments.

	December 31, 2015	March 31, 2015

TOTAL ASSETS
Aquarium and aquarium supplies	$5,528	$6,800
Medical technology	—	—
Corporate	1,166	4,528
	$6,694	$11,328

Note 9. Subsequent Events

The Company evaluated material events occurring between the end of our fiscal year, March 31, 2016, and through the date when the consolidated financial statements were available to be issued for disclosure consideration.

On January 20, 2016, the holders of the convertible promissory note dated June 30, 2014 converted $2,388 of principal and accrued interest into 119,418 shares of common stock.

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

Results of Operations

Nine months ended December 31, 2015 compared to the nine months ended December 31, 2014.

Revenue

Revenue decreased to $84,387 for the nine months ended December 31, 2015, compared to $99,503 for the nine months ended December 31, 2014 due to slower sales during the current period.

Cost of Goods Sold

Cost of goods sold decreased to $34,097 for the nine months ended December 31, 2015, compared to $48,327 for the comparable period in 2014 due to slower sales during the current period.

Gross Profit

Gross profit decreased to $50,290 for the nine months ended December 31, 2015, compared to $51,176 for the nine months ended December 31, 2014. This was a result of the decline in sales partially offset by the decline in cost of goods sold during the current period.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $583,814 and $408,144 for the nine months ended December 31, 2015 and 2014, respectively. The increase was driven by the issuance of Series E Preferred stock for services, which were valued at $140,000. This was offset by a decrease in our investments in profit participation agreements.

Interest Expense

Interest expense decreased from $360,550 for the nine months ended December 31, 2014 to $127,988 for the nine months ended December 31, 2015. Interest expense for the nine months ended December 31, 2015 included amortization of discount on convertible notes payable in the amount of $95,517, compared to $343,385 for the comparable period of 2014. The remaining amount is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $676,512 for the nine months ended December 31, 2015 as compared to $787,518 for the comparable period of 2014. The decrease in the net loss was driven by the decline in interest expense, which was offset by the issuance of Series E Preferred stock for services that were valued at $140,000.

Three months ended December 31, 2015 compared to the three months ended December 31, 2014.

Revenue

Revenue decreased to $28,040 for the three months ended December 31, 2015, compared to $28,182 for the three months ended December 31, 2014. This was due to lower volumes which were offset by higher margins.

Cost of Goods Sold

Cost of goods sold decreased to $9,183 for the three months ended December 31, 2015, compared to $10,592 for the comparable period in 2014 due to lower sales at our fish store.

Gross Profit

Gross profit increased to $18,857 for the three months ended December 31, 2015, compared to $17,590 for the three months ended December 31, 2014 as a result higher margins on our sales.

General and Administrative Expenses

We recognized general and administrative expenses in the amount of $157,049 and $137,213 for the three months ended  December 31, 2015 and ended 2014, respectively. This is a primarily due to increased professional fees and higher costs at our retail fish shop.

Interest Expense

Interest expense decreased from $121,858 for the three months ended December 31, 2014 to $41,566 for the three months ended  December 31, 2015. Interest expense for the three months ended December 31, 2015 included amortization of discount on convertible notes payable in the amount of $27,461, compared to $117,026 for the comparable period of 2014. The remaining amount is the result of the Company entering into interest-bearing convertible notes payable.

Net Loss

We incurred a net loss of $179,758 for the three months ended December 31, 2015 as compared to $251,481 for the comparable period of 2014. The decrease in the net loss was primarily the result of lower interest expense related to the amortization of the discount on our convertible notes payable.

Liquidity and Capital Resources

At December 31, 2015, we had cash on hand of $1,372. The company has negative working capital of $518,425. Net cash used in operating activities for the nine months ended December 31, 2015 was $454,830. Cash on hand is adequate to fund our operations for less than one month. We do not expect to achieve positive cash flow from operating activities in the near future. We will require additional cash in order to implement our business plan. There is no guarantee that we will be able to attain fund when we need them or that funds will be available on terms that are acceptable to the Company. We have no material commitments for capital expenditures as of December 31, 2015.

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

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

1.

As of December 31, 2015, we did not maintain effective controls over the control environment. Specifically we have not developed and effectively communicated to our employees our accounting policies and procedures. This has resulted in inconsistent practices. Further, the Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

2.

As of December 31, 2015, we did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Accordingly, management has determined that this control deficiency constitutes a material weakness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered equity securities during the nine months ended December 31, 2015.

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

Rainbow Coral Corp.

Date: February 19, 2016	BY: /s/ Kimberly Palmer
Kimberly Palmer
President, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer and Sole Director.